Form 10-Q
period 1995-05-31
MERIDIAN NATIONAL CORP
filed 1995-07-20
CIK 717192

 .
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ____________________

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





                         Commission File Number 0-14203


                         MERIDIAN NATIONAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)





           DELAWARE                               34-1470518
   (State of Incorporation)                   (I.R.S. Employer
                                            Identification Number)

         805 CHICAGO STREET, TOLEDO, OH                              43611
    (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number:  (419) 729-3918

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X    No
                                                    -----     -----

As of July 7, 1995, 2,548,689 shares of Meridian National Corporation common stock were outstanding.

                         MERIDIAN NATIONAL CORPORATION

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------
ITEM 1.   FINANCIAL STATEMENTS
- -------   --------------------
         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated.
The results of operations for the three months ended May 31, 1995 may not be indicative of the results of operations for the year ending February 29, 1996. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

                        MERIDIAN NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (UNAUDITED)

                                                              MAY 31,                  February 28,
                                                               1995                       1995
ASSETS                                                     ------------                ------------
- ------
Current assets:
  Cash and cash equivalents                               $   502,756                  $   655,373
  Accounts receivable - net                                 8,376,108                    9,103,949
  Inventories                                              10,333,682                    9,308,691
  Other current assets                                        311,390                      191,876
                                                          -----------                  -----------
        Total current assets                               19,523,936                   19,259,889

Property and equipment, at cost                             9,914,227                    9,642,984
  Less accumulated depreciation and amortization            4,905,732                    4,772,164
                                                          -----------                  ----------
                                                            5,008,495                    4,870,820

Other assets                                                  824,542                      929,271
                                                          -----------                  -----------

                                                          $25,356,973                  $25,059,980
                                                          ===========                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable                                           $10,668,966                  $ 9,525,341
  Accounts payable and accrued liabilities                  7,056,352                    7,590,476
  Long-term debt due within one year:
    Related parties                                           327,929                      349,325
    Other                                                     539,021                      540,104
                                                          -----------                  -----------
        Total current liabilities                          18,592,268                   18,005,246

Long-term debt due after one year:
  Related parties                                             671,425                      895,233
  Other                                                     3,895,696                    4,034,059

Stockholders' equity:
  Preferred stock, $.001 par value,
  5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares outstanding                                400,000                      400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares outstanding                              775,320                      775,320

  Common stock, $.01 par value, 20,000,000
  shares authorized,
    2,548,689 shares outstanding
    (2,534,639 at February 28, 1995)                           25,487                       25,346

  Capital in excess of stated value                         9,822,897                    9,785,677

  Deficit                                                  (8,826,120)                  (8,860,901)
                                                          -----------                  -----------
        Total stockholders' equity                          2,197,584                    2,125,442
                                                          -----------                  -----------
                                                          $25,356,973                  $25,059,980
                                                          ===========                  ===========


               See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MAY 31,
                                                ------------------------------
                                                    1995               1994
                                                -----------        -----------
Net sales                                       $15,336,240        $12,531,894
Costs of sales                                   13,551,473         10,452,893
                                                -----------        -----------
Gross margin                                      1,784,767          2,079,001

Other costs and expenses:
  Selling, general and administrative             1,548,782          1,359,654
  Interest expense                                  368,622            230,709
  Miscellaneous - net                               (27,214)           (17,571)
                                                -----------        -----------
                                                  1,890,190          1,572,792
                                                -----------        -----------

Income (loss) before income taxes and
    extraordinary gain                             (105,423)           506,209
Provision for federal income taxes - current              -             15,000
                                                -----------        -----------
Income (loss) before extraordinary gain            (105,423)           491,209

Extraordinary gain - extinguishment of debt         149,206                  -
                                                -----------        -----------
Net income                                        $  43,783        $   491,209
                                                ===========        ===========


Earnings applicable to common stock               $   9,585        $   459,711
                                                ===========        ===========


Earnings (loss) per common share -
   primary and fully diluted:
      Income (loss) before extraordinary gain        ($0.06)             $0.19
      Extraordinary gain                               0.06                  -
                                                -----------        -----------

      Net Income                                      $0.00              $0.19
                                                ===========        ===========

      Weighted average common
         shares outstanding                       2,543,929          2,411,372
                                                ===========        ===========



      See accompanying notes.
                                       4

                        MERIDIAN NATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)





                                                                   THREE MONTHS ENDED
                                                                          MAY 31,
                                                              -------------------------------
                                                                  1995               1994
                                                              -----------         -----------
OPERATING ACTIVITIES
  Net income                                                   $   43,783       $   491,209
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Extraordinary gain on extinguishment of debt              (149,206)                -
       Depreciation and amortization                              138,093           179,268
       Amortization of intangible assets                            1,536           120,339
       Changes in operating assets and liabilities:
          Accounts receivable                                     727,841           173,822
          Inventories                                          (1,024,991)         (741,367)
          Other current assets                                   (119,514)          (64,212)
          Accounts payable and accrued liabilities               (534,124)          488,408
                                                               -----------       -----------

             Net cash provided by (used in) operating
               activities                                        (916,582)          647,467

INVESTING ACTIVITIES
  Additions to property and equipment                            (271,242)         (140,639)
  Changes in other assets                                          98,667           (10,828)
  Proceeds from disposal of assets                                    -              10,000
                                                               -----------       -----------

             Net cash used in investing activities               (172,575)         (141,467)

FINANCING ACTIVITIES
  Changes in notes payable                                      1,143,625          (466,827)
  Payments on long-term debt                                     (235,444)         (201,339)
  Cash dividends paid                                              (9,000)           (6,300)
  Net proceeds from exchange of warrants                           37,359                 -
                                                               ----------        ----------
            Net cash provided by (used in) financing
              activities                                          936,540          (674,466)
                                                               -----------       -----------

Decrease in cash and cash equivalents                            (152,617)         (168,466)

Cash and cash equivalents at beginning of period                  655,373           307,077
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $  502,756        $  138,611
                                                               ===========       ===========

            See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  (Unaudited)


1.  EXTINGUISHMENT OF DEBT

         In March 1995, the Company negotiated an agreement with a stockholder who holds less than 5% of the outstanding voting stock, whereby a convertible note payable in an amount of $596,822 was settled, subject to certain conditions, for $447,600 payable in 18 monthly payments commencing in March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 or $.06 per share in the three months ended May 31, 1995.

2.  CAPITAL STOCK

         The Company issued 1,265,000 common stock purchase warrants in 1989 (the "Original Warrants"). Each Original Warrant entitled the holder to purchase one-tenth share of common stock at a per share exercise price of $17.50, subject to adjustment under certain circumstances. The terms of the Original Warrants have been modified by the Company during a special exercise period which commenced January 20, 1995 and extends through July 31, 1995, at which time the Original Warrants expire. During this period holders of the Original Warrants may purchase, at a purchase price of $2.75, a unit consisting of one share of common stock and one common stock purchase warrant ("1998 Warrant"). The 1998 Warrants entitle the holder to purchase one share of common stock at any time commencing on May 1, 1996 and ending May 31, 1998, at a per share exercise price of $2.75. During the quarter ended May 31, 1995, 14,050 Original Warrants were exercised and 1,166,950 remain outstanding at May 31, 1995.

3.  RELATED PARTY TRANSACTIONS

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three month periods ended May 31, 1995 and 1994 amounted to $63,000 each period. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties. One of these leases is a capital lease and is included in property and equipment at $373,000 (net of accumulated depreciation of $179,000) at May 31, 1995.

4.  BUSINESS COMBINATIONS

         In fiscal 1986, the Company acquired all of the common stock of certain subsidiaries for $4,600,000 (exclusive of acquisition costs of $215,000), made up of $2,000,000 in cash and $2,600,000 in promissory notes. The controlling interests in the subsidiaries were purchased from certain present and former members of management who were also principal stockholders of the Company. The acquisitions have been accounted for as purchases. The SEC staff questioned the Company's accounting for the acquisitions and indicated that the accounting differs from the staff's position on accounting for similar transactions. Under the staff position, the transfer of assets and liabilities to the Company would have been accounted for at historical cost, i.e., at the carryover basis of the acquired companies. In the fourth quarter of fiscal 1995, the Company wrote off, as part of a $2,286,000 pretax charge, the majority of the goodwill and increased bases in other assets which had been recorded under the purchase accounting method. As a result of the write-off, for periods subsequent to February 28, 1995, the effect on net income due to the difference in methods of accounting for the acquisitions is immaterial. If the Company had applied the SEC staff's preferred accounting prior to March 1, 1995, the accompanying condensed consolidated statements of operations for the first quarter of the prior fiscal year would reflect a reduction of costs of sales and other costs and expenses aggregating $106,000. This reduction reflects the elimination of charges to amortize the goodwill and increased bases in other assets which would not have been recorded under the staff position. As a result, net income for the three months ended May 31, 1994 would increase to $ 597,000 or $.23 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------
                        FIRST QUARTER ENDED MAY 31, 1995
                                  COMPARED TO
                        FIRST QUARTER ENDED MAY 31, 1994

Record first quarter sales of $15.3 million were achieved in the first quarter of fiscal 1996. This sales volume represented the second highest quarterly sales of any quarter in the Company's history. The Company's acquisition of the assets of the Detroit, Michigan steel service center and the development of this operation in fiscal 1995, principally contributed to the overall sales increase.

In the first quarter of fiscal 1996, the Company reported net income of $44,000 compared to net income of $491,000 in the comparable period last year. Net income for the current quarter includes $149,000 attributable to an extraordinary gain resulting from the early retirement of debt obligations at a discount. The Company's earnings decline in the first quarter of fiscal 1996 results from a number of factors, including the shutdown of the automotive bumper stock pickling business in March 1995, a 60% increase in interest expense, a decrease in Steel Segment gross margins as a percentage of net sales and a small decline in Waste Management Segment sales. These factors are further discussed below.

STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution
and processing operations reported net sales of $14.1 million for the first quarter of fiscal 1996, an increase of $2.9 million or 26% over the first quarter of the prior year. The development of the Company's steel service center previously described largely contributed to this sales increase. Operating profits for this segment amounted to $537,000, a decrease of $256,000 from the first quarter of the prior year. This decline in operating profits is attributable to the shutdown of the bumper stock pickling business in March 1995 and a decrease in gross margins as a percentage of net sales. The Company is converting the bumper stock pickling operation to bar coil pickling. This new capability should be fully operational by the end of the second quarter of fiscal 1996. Excluding the effects of the shutdown of the bumper stock pickling business, steel segment gross margin (net sales less costs of operations) as a percentage of net sales was 10% in the first quarter of fiscal 1996 compared to 12% in the comparable quarter of the prior year. This gross margin decrease is attributable to an increase in the availability of the supply of steel coupled with a decreasing demand for steel products. As the economy gradually softens, market selling prices of steel products become highly competitive causing pressure on gross margins in our industry sector.

WASTE MANAGEMENT SEGMENT   Net sales for this segment decreased to $1.3 million
in the first quarter of fiscal 1996 from $1.4 million in the first quarter of the prior year. The segment's paint waste recycling operation reported a $100,000 net sales increase for the first quarter of fiscal 1996; however, this increase was offset by a $200,000 net sales decrease reported by the segment's waste acid recycling and disposal operations. The paint waste recycling net sales increase is directly attributable to an 11% volume increase as selling prices remained relatively constant compared to the first quarter of the prior year. This operation continues to increase its level of business by identifying additional generators of processable paint wastes as well as developing operating relationships with other waste management companies and brokers. The waste acid recycling and disposal operations net sales decreased due to declining sales to a nearby primary steel producer which comprises about 70% of this operation's sales volume or 27% of the segment's sales. Recent discussions with this customer have revealed that it is considering developing its own acid waste recycling and disposal operation, the details of which are unknown to the Company at this time. The Company believes it may not be successful in replacing all of this customer's business should such plans materialize. However, the Company believes that it could successfully replace a portion of this customer's business and therefore, the loss of this customer's business would not have a material adverse effect on the Company's consolidated operations. No substantial write-off of any assets would result from a loss of this customer's business.

This segment reported a $9,000 operating profit in the first quarter of fiscal 1996 compared to $172,000 in the first quarter of the prior year. This decline in operating profits is attributable to the segment's net sales decrease as well as higher operating costs and expenses incurred in the first quarter of fiscal 1996 compared to fiscal 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   The $189,000 increase in
selling, general and administrative expenses is principally attributable to the development of the Company's Detroit, Michigan steel service center in fiscal 1995 previously described.

INTEREST EXPENSE   Interest expense increased $138,000 (or 60%) in the first
quarter of fiscal 1996 due to the dramatic rise in interest rates during 1995. In addition, the Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1995 and the first quarter of fiscal 1996.

INCOME TAXES   The Company has, as of February 28, 1995, net operating loss, business credit and alternative minimum tax credit carryforwards for federal tax purposes of approximately $3,863,000, $26,000 and $18,000, respectively, available for the reduction of future federal income tax. Net operating loss carryforwards begin expiring in fiscal 2005. As a result of taxable losses and valuation allowances, no provision for income taxes has been made in the financial statements.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
Working capital as of May 31, 1995 amounted to $932,000. The $323,000 decrease in the Company's working capital position from February 28, 1995 is primarily a result of capital expenditures and payment of long-term debt during the period. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

The Company's primary sources of liquidity are its cash balances and a $12.0 million revolving credit line with a bank. The revolving credit line was increased in May 1995 from $10.75 million to $12.0 million. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of May 31, 1995, the outstanding balance of the revolving credit line amounted to $10,669,000 and unused availability amounted to $758,000.

The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

In March 1995, the Company negotiated an agreement with a stockholder whereby a convertible note payable in an amount of $597,000 was settled, subject to certain conditions, for $448,000 payable in eighteen monthly payments commencing in March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 in the first quarter of fiscal 1996.

As a result of federal environmental regulations issued in 1991, EPI is required to and has submitted to the U.S. EPA an operating permit application under the Resources Conservation Recovery Act of 1980. The final approval for such a permit may take several years and require additional outlays of funds. During the application and review process, EPI's operations continue on interim status and are unaffected. EPI may be required to make modifications to its operating procedures or equipment in the future, although EPI's management believes its operations meet the requirements without modification.

The former partner of EPI retained the right to receive 10% of the proceeds by the Company from any sale, refinancing or similar transactions relative to the Company's interests in EPI. The agreement specifically permits, without payments to the former partner, the repayment of certain loans or distributions of profits to the Company from the ordinary business operations of EPI. The Company believes the likelihood of any such distribution to the former partner is remote. Accordingly, the Company has not recorded any liability for the contingent interest of the former partner in the Company's balance sheet.

EPI and the Company have a financing arrangement, similar to the Company's revolving credit line with a bank, whereby operating funds are made available to EPI through the sale to the Company of EPI's trade receivables. Funds are advanced to EPI as required, subject to limitation based on 80% of EPI's eligible trade receivables.

The Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited to $500,000 annually under its loan agreement with the bank.

Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. Management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1996.

                         MERIDIAN NATIONAL CORPORATION
                                    PART II

                                  OTHER INFORMATION
                                  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------
     (a)         Exhibits

       27.       Financial Data Schedule

     (b)         Reports on Form 8-K

     Two reports on Form 8-K were filed during the quarter ended May 31, 1995. A March 14, 1995 report was filed to disclose under Section 5., Other Events, the extension of the special offer relating to the Company's Redeemable Common Stock Purchase Warrants. The report dated April 4, 1995 was filed to disclose under Item 5. Other Events, a pretax charge relating to the write-off of certain assets approximating $2.2 million.