Form 10-Q
period 1995-08-31
MERIDIAN NATIONAL CORP
filed 1995-10-20
CIK 717192

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended AUGUST 31, 1995

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                        Commission File Number 0-14203

                        MERIDIAN NATIONAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                              34-1470518
        (State of Incorporation)                   (I.R.S. Employer
                                                Identification Number)

         805 CHICAGO STREET, TOLEDO, OH                        43611
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number:  (419) 729-3918

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

As of October 7, 1995, 2,714,506 shares of Meridian National Corporation common stock were outstanding.

                        MERIDIAN NATIONAL CORPORATION

                                    PART I

                            FINANCIAL INFORMATION
                            ---------------------

ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated.
The results of operations for the three months and six months ended August 31, 1995 may not be indicative of the results of operations for the year ending February 29, 1996. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

                                                   MERIDIAN NATIONAL CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)

                                                                                              AUGUST 31,         February 28,
                                                                                                1995                 1995
                                                                                          ---------------      ---------------
Assets
------
Current assets:
  Cash and cash equivalents                                                             $         347,347    $         655,373
  Accounts receivable - net                                                                     7,655,487            9,103,949
  Inventories                                                                                   9,796,258            9,308,691
  Other current assets                                                                            328,340              191,876
                                                                                          ---------------      ---------------

        Total current assets                                                                   18,127,432           19,259,889

Property and equipment, at cost                                                                10,378,833            9,642,984
  Less accumulated depreciation and amortization                                                5,039,766            4,772,164
                                                                                          ---------------      ---------------

                                                                                                5,339,067            4,870,820

Other assets                                                                                      692,606              929,271
                                                                                          ---------------      ---------------

                                                                                        $      24,159,105    $      25,059,980
                                                                                          ===============      ===============


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                                         $       9,690,805    $       9,525,341
  Accounts payable and accrued liabilities                                                      7,212,025            7,590,476
  Long-term debt due within one year:
    Related parties                                                                               305,984              349,325
    Other                                                                                         550,020              540,104
                                                                                          ---------------      ---------------

        Total current liabilities                                                              17,758,834           18,005,246

Long-term debt due after one year:
  Related parties                                                                                 596,822              895,233
  Other                                                                                         3,816,957            4,034,059

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares outstanding                                                                    400,000              400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares outstanding                                                                  775,320              775,320

  Common stock, $.01 par value, 20,000,000 shares authorized,
    2,714,506 shares outstanding (2,534,639 at February 28, 1995)                                  27,145               25,346

  Capital in excess of stated value                                                             9,994,474            9,785,677

  Deficit                                                                                      (9,210,447)          (8,860,901)
                                                                                          ---------------      ---------------

        Total stockholders' equity                                                              1,986,492            2,125,442
                                                                                          ---------------      ---------------

                                                                                        $      24,159,105    $      25,059,980
                                                                                          ===============      ===============

                                                      See accompanying notes.

                                                   MERIDIAN NATIONAL CORPORATION
                                             CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                            (UNAUDITED)

                                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                               AUGUST 31,                                    AUGUST 31,
                                                   ---------------------------------            ---------------------------------
                                                        1995                1994                     1995                1994
                                                   -------------       -------------            -------------       -------------
Net sales                                        $    12,880,309     $    11,041,343          $    28,216,549     $    23,573,238
Costs of sales                                        11,298,252           9,125,901               24,849,725          19,578,797
                                                   -------------       -------------            -------------       -------------
Gross margin                                           1,582,057           1,915,442                3,366,824           3,994,441

Other costs and expenses:
  Selling, general and administrative                  1,560,388           1,392,478                3,109,170           2,752,128
  Interest expense                                       380,003             236,968                  748,625             467,678

  Miscellaneous - net                                    (28,511)            (25,948)                 (55,725)            (43,518)
                                                   -------------       -------------            -------------       -------------

                                                       1,911,880           1,603,498                3,802,070           3,176,288
                                                   -------------       -------------            -------------       -------------


Income (loss) before income taxes and
    extraordinary gain                                  (329,823)            311,944                 (435,246)            818,153

Provision for federal income taxes - current                 -                10,000                      -                25,000
                                                   -------------       -------------            -------------       -------------

Income (loss) before extraordinary gain                 (329,823)            301,944                 (435,246)            793,153


Extraordinary gain - extinguishment of debt                  -               226,276                  149,206             226,276
                                                   -------------       -------------            -------------       -------------

Net income  (loss)                               $      (329,823)    $       528,220          $      (286,040)    $     1,019,429
                                                   =============       =============            =============       =============


Earnings (loss) applicable to common stock       $      (359,128)    $       487,401          $      (349,543)    $       947,112
                                                   =============       =============            =============       =============


Earnings (loss) per common and
   comon equivalent share:
      Income (loss) before extraordinary gain             ($0.14)              $0.10                   ($0.20)              $0.27

      Extraordinary gain                                     -                  0.09                     0.06                0.09

                                                   -------------       -------------            -------------       -------------
      Net Income (loss)                                   ($0.14)              $0.19                   ($0.14)              $0.36
                                                   =============       =============            =============       =============


      Weighted average common
         shares outstanding                            2,568,541           2,594,044                2,556,392           2,620,140
                                                   =============       =============            =============       =============



Earnings (loss) per common share
   assuming full dilution:
      Income (loss) before extraordinary gain             ($0.14)              $0.10                   ($0.20)              $0.27

      Extraordinary gain                                     -                  0.08                     0.06                0.08

                                                   -------------       -------------            -------------       -------------
      Net Income (loss)                                   ($0.14)              $0.18                   ($0.14)              $0.35
                                                   =============       =============            =============       =============


      Weighted average common
         shares outstanding                            2,568,541           2,672,789                2,556,392           2,669,920
                                                   =============       =============            =============       =============


                                                      See accompanying notes.

                                                   MERIDIAN NATIONAL CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 SIX MONTHS ENDED AUGUST 31, 1995

                                                            (UNAUDITED)



                                               $100          $3.75                     CAPITAL IN
                                              SERIES A      SERIES B                    EXCESS OF
                                             PREFERRED      PREFERRED      COMMON        STATED
                                               STOCK         STOCK         STOCK          VALUE         DEFICIT          TOTAL
                                             ---------     ----------     --------     -----------    ------------    -----------
BALANCE AT FEBRUARY 28, 1995                  $400,000       $775,320      $25,346      $9,785,677     ($8,860,901)    $2,125,442

NET INCOME                                                                                                (286,040)      (286,040)

EXCHANGE OF 156,415 WARRANTS TO PURCHASE
  COMMON STOCK FOR 156,415 UNITS, EACH
  CONSISTING OF ONE SHARE OF COMMON STOCK AND
  ONE WARRANT TO PURCHASE COMMON STOCK                                       1,564         163,593                        165,157

DIVIDENDS:
  CASH DIVIDENDS ON SERIES A PREFERRED STOCK                                                               (18,000)       (18,000)
  CASH DIVIDENDS ON SERIES B PREFERRED STOCK                                                                   (67)           (67)
  23,452 SHARES OF COMMON STOCK ISSUED
    TO HOLDERS OF SERIES B PREFERRED STOCK                                     235          45,204         (45,439)
                                             ---------     ----------     --------     -----------    ------------    -----------

BALANCE AT AUGUST 31, 1995                    $400,000       $775,320      $27,145      $9,994,474     ($9,210,447)    $1,986,492
                                             =========     ==========     ========     ===========    ============    ===========

                                                      SEE ACCOMPANYING NOTES.

                                                   MERIDIAN NATIONAL CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         AUGUST 31,
                                                                              ---------------------------------
                                                                                   1995               1994
                                                                              --------------     --------------
OPERATING ACTIVITIES
  Net income (loss)                                                          $      (286,040)   $     1,019,429
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary gain on extinguishment of debt                                 (149,206)          (226,276)
       Depreciation and amortization                                                 276,653            359,681
       Amortization of intangible assets                                               3,074            240,678
       Gain on disposal of assets                                                                        (3,973)
       Changes in operating assets and liabilities:
          Accounts receivable                                                      1,448,462            941,680
          Inventories                                                               (487,567)        (3,063,811)
          Other current assets                                                      (136,464)           (55,792)
          Accounts payable and accrued liabilities                                  (378,451)         2,236,463
                                                                              --------------     --------------

             Net cash provided by operating activities                               290,461          1,448,079

INVESTING ACTIVITIES
  Additions to property and equipment                                               (735,848)          (273,444)
  Changes in other assets                                                             85,560           (162,374)
  Proceeds from disposal of assets                                                       -               28,308
                                                                              --------------     --------------

             Net cash used in investing activities                                  (650,288)          (407,510)

FINANCING ACTIVITIES
  Payments on long-term debt                                                        (399,732)          (228,465)
  Proceeds from exchange of warrants                                                 304,134                -
  Changes in notes payable                                                           165,464           (799,152)
  Cash dividends paid                                                                (18,065)           (12,600)
                                                                              --------------     --------------

            Net cash provided by (used in) financing activities                       51,801         (1,040,217)
                                                                              --------------     --------------

Increase (decrease) in cash and cash equivalents                                    (308,026)               352

Cash and cash equivalents at beginning of period                                     655,373            307,077
                                                                              --------------     --------------

Cash and cash equivalents at end of period                                   $       347,347    $       307,429
                                                                              ==============     ==============


                                                      See accompanying notes.

                        MERIDIAN NATIONAL CORPORATION

                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                 (Unaudited)


1.  EXTINGUISHMENT OF DEBT

         In March 1995, the Company negotiated an agreement with a stockholder who holds less than 5% of the outstanding voting stock, whereby a convertible note payable in an amount of $596,822 was settled, subject to certain conditions, for $447,600 payable in 18 monthly payments commencing in March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 or $.06 per share in the six months ended August 31, 1995.

2.  CAPITAL STOCK

         The Company issued 1,265,000 common stock purchase warrants in 1989 (the "Original Warrants"). Each Original Warrant entitled the holder to purchase one-tenth share of common stock at a per share exercise price of $17.50, subject to adjustment under certain circumstances. The terms of the Original Warrants have been modified by the Company during a special exercise period which commenced January 20, 1995 and extended through September 29, 1995, at which time the Original Warrants expired. During this period holders of the Original Warrants were able to purchase, at a purchase price of $2.25, a unit consisting of one share of common stock and one common stock purchase warrant ("1998 Warrant"). The 1998 Warrants entitle the holder to purchase one share of common stock at any time commencing on May 1, 1996 and ending May 31, 1998, at a per share exercise price of $2.75. During the special exercise period, 240,415 Original Warrants were exercised.

3.  RELATED PARTY TRANSACTIONS

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and six months ended August 31, 1995 amounted to $63,000 and $125,000 respectively, the same as for the three months and six months ended August 31, 1994. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties. One of these leases is a capital lease and is included in property and equipment at $368,000 (net of accumulated depreciation of $184,000) at August 31, 1995.

4.  BUSINESS COMBINATIONS

         In fiscal 1986, the Company acquired all of the common stock of certain subsidiaries for $4,600,000 (exclusive of acquisition costs of $215,000), made up of $2,000,000 in cash and $2,600,000 in promissory notes. The controlling interests in the subsidiaries were purchased from certain present and former members of management who were also principal stockholders of the Company. The acquisitions have been accounted for as purchases. The SEC staff questioned the Company's accounting for the acquisitions and indicated that the accounting differs from the staff's position on accounting for similar transactions. Under the staff position, the transfer of assets and liabilities to the Company would have been accounted for at historical cost, i.e., at the carryover basis of the acquired companies. In the fourth quarter of fiscal 1995, the Company wrote off, as part of a $2,286,000 pretax charge, the majority of the goodwill and increased bases in other assets which had been recorded under the purchase accounting method. As a result of the write-off, for periods subsequent to February 28, 1995, the effect on net income due to the difference in methods of accounting for the acquisitions is immaterial. If the Company had applied the SEC staff's preferred accounting prior to March 1, 1995, the accompanying condensed consolidated statements of operations for the three and six month periods ended August 31, 1994 would reflect a reduction of costs of sales and other costs and expenses aggregating $106,000 and $213,000, respectively. This reduction reflects the elimination of charges to amortize the goodwill and increased bases in other assets which would not have been recorded under the staff position. As a result, net income for the three month and six month periods ended August 31, 1994 would increase to $634,000 ($0.24 per primary share and $0.22 per fully diluted share) and $1,232,000 ($0.44 per primary share and $0.43 per fully diluted share), respectively.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------       ---------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

                            RESULTS OF OPERATIONS
                            ---------------------

                     SECOND QUARTER ENDED AUGUST 31, 1995
                                 COMPARED TO
                     SECOND QUARTER ENDED AUGUST 31, 1994

Second quarter sales of $12.9 million reflected a 17% increase over sales reported in the same quarter in the prior year. This sales volume represented the second highest quarterly sales volume for the second quarter in the Company's history. The Company's acquisition of the assets of the Detroit, Michigan steel service center and the development of this operation in the latter half of fiscal 1995, principally contributed to the overall sales increase.

In the second quarter of fiscal 1996, the Company reported a net loss of $330,000 compared to net income of $528,000 in the comparable period last year. Net income for the quarter ended August 31, 1994 included an extraordinary gain of $226,000, net of income tax, from the early extinguishment of debt at less than face value. The Company's earnings decline in the second quarter of fiscal 1996 results from a number of factors, including the shutdown of the automotive bumper stock pickling business in March 1995, a decrease in Steel Segment gross margins as a percentage of net sales, a decline in Waste Management Segment sales (specifically the acid recycling and disposal operation) and a 60% increase in interest expense. These factors are further discussed below.

STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution
and processing operations reported net sales of $11.6 million for the second quarter of fiscal 1996, an increase of $2.1 million or 22% over the second quarter of the prior year. As previously mentioned, the development of the business of the Company's steel service center in Detroit, Michigan largely contributed to this sales increase. Operating profits for this segment amounted to $231,000, a decrease of $339,000 from the second quarter of the prior year. This decline in operating profits is attributable to the shutdown of the bumper stock pickling business in March 1995 and a decrease in gross margins as a percentage of net sales. The Company has converted the bumper stock pickling operation to bar coil pickling. This new capability was operational at the end of the second quarter of fiscal 1996. Excluding the effects of the shutdown of the bumper stock pickling business, steel segment gross margin (net sales less costs of operations) as a percentage of net sales was 10% in the second quarter of fiscal 1996 compared to 13% in the comparable quarter of the prior year. This gross margin decrease is attributable to an increase in the availability of steel coupled with a decreasing demand for steel products. As the economy gradually softens, market selling prices of steel products become highly competitive, causing pressure on gross margins in our industry sector.

WASTE MANAGEMENT SEGMENT   Net sales for this segment decreased to $1.3 million
in the second quarter of fiscal 1996 from $1.6 million in the second quarter of the prior year. The segment's paint waste recycling operation reported net sales of $910,000 in the second quarter of fiscal 1996, paralleling net sales reported in the comparable period last year; however, the segment's waste acid recycling and disposal operation reported a $300,000 net sales decrease in the second quarter of fiscal 1996. This sales decrease was due to reduced sales volume with a nearby primary steel producer (McLouth Steel), which, for the quarter comprised about 55% of this operation's sales volume or about 15% of the segment's sales. Recent discussions with this customer have revealed that it is planning to construct in the near future its own acid waste recycling operation, the details of which are unknown to the Company at this time. On September 29, 1995, this customer filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company continues to conduct business with this customer, at approximately the same volume levels, subsequent to the bankruptcy petition. If such business ceases or substantially declines, the Company believes that it could successfully replace a portion, but probably not all, of this customer's business and therefore, the loss of this customer's business would not have a material adverse effect on the Company's consolidated operations. No substantial write-off of any assets would result from a loss of this customer's business.

This segment reported a $126,000 operating profit in the second quarter of fiscal 1996 compared to $210,000 in the second quarter of the prior year. This decline in operating profits is attributable to the segment's net sales decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   The $168,000 (or 12%) increase
in selling, general and administrative expenses is principally attributable to the development of the Company's Detroit, Michigan steel service center in fiscal 1995 as previously described.

INTEREST EXPENSE   Interest expense increased $143,000 (or 60%) in the second quarter of fiscal 1996. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1995 and the first two quarters of fiscal 1996.


INCOME TAXES   The Company has, as of February 28, 1995, net operating loss, business credit and alternative minimum tax credit carryforwards for federal tax purposes of approximately $3,863,000 , $26,000 and $18,000, respectively, available for the reduction of future federal income tax. Net operating loss carryforwards begin expiring in fiscal 2005. As a result of taxable losses and valuation allowances, no provision for income taxes has been made in the financial statements.


                       SIX MONTHS ENDED AUGUST 31, 1995
                                 COMPARED TO
                       SIX MONTHS ENDED AUGUST 31, 1994

STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution
and processing operations reported net sales of $25.7 million for the first six months of fiscal 1996, an increase of $5.0 million or 24% over the same period of the prior year. The development of the Company's steel service center previously described largely contributed to this sales increase. Operating profits for this segment amounted to $769,000, a decrease of $595,000 from the first six months of the prior year. This decline in operating profits is attributable to the shutdown of the bumper stock pickling business in March 1995 and a decrease in gross margins as a percentage of net sales. As previously described, the Company converted the bumper stock pickling operation to bar coil pickling effective at the end of the second quarter of fiscal 1996. Excluding the effects of the bumper stock pickling business, steel segment gross margin (net sales less costs of operations) as a percentage of net sales was 10% in the first six months of fiscal 1996 compared to 12% in the comparable period of the prior year. This decrease in gross margin is attributable to an increase in the availability of the supply of steel coupled with a decreasing demand for steel products.

WASTE MANAGEMENT SEGMENT   Net sales for this segment decreased to $2.6 million
in the first six months of fiscal 1996 from $3.0 million in the same period of the prior year. The segment's paint waste recycling operation reported net sales of $1.7 million in the first six months of fiscal 1996 representing a $100,000 increase over the comparable period last year; however, the segment's waste acid recycling and disposal operation reported a $500,000 net sales decrease in the first six months of fiscal 1996. The waste acid recycling and disposal operation's net sales decreased due to declining sales to McLouth Steel, which comprised for the six months ended August 31, 1995 about 65% of this operation's sales volume or 20% of the segment's sales. Refer to Results of Operations for the Second Quarters Ended August 31, 1995 and 1994 for further discussion of the waste acid recycling and disposal operations.


This segment reported a $135,000 operating profit in the first six months of fiscal 1996 compared to $382,000 in the comparable period of the prior year. This decline in operating profits is attributable to the segment's net sales decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   The $357,000 (or 13%) increase
in selling, general and administrative expenses is principally attributable to the development of the Company's Detroit, Michigan steel service center as previously described.

INTEREST EXPENSE   Interest expense increased $281,000 (or 60%) in the first
six months of fiscal 1996. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1995 and the first six months of fiscal 1996.


                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Working capital as of August 31, 1995 amounted to $369,000. The $886,000 decrease in the Company's working capital position from February 28, 1995 is primarily a result of capital expenditures and payment of long-term debt during the period offset by net proceeds from the exchange of common stock purchase warrants. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

The Company's primary sources of liquidity are its cash balances and a $12.0 million revolving credit line with a bank. The revolving credit line was increased in May 1995 from $10.75 million to $12.0 million. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of August 31, 1995, the outstanding balance of the revolving credit line amounted to $9,691,000 and unused availability amounted to $669,000.

The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

Violations of certain financial covenants contained in the revolving credit line agreement during the first and second quarters of fiscal 1996 have been waived by the bank. The Company currently projects it may be unable to meet certain financial covenants during the third and fourth quarter of fiscal 1996. Management believes waivers, modification of the covenants, or both, as necessary, will be negotiated with the bank.


In March 1995, the Company negotiated an agreement with a stockholder whereby a convertible note payable in an amount of $597,000 was settled, subject to certain conditions, for $448,000 payable in eighteen monthly payments commencing March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 in the first quarter of fiscal 1996.

As a result of federal environmental regulations issued in 1991, Environmental Purification Industries Company ("EPI"), the Company's paint waste recycling operation is required to and has submitted to the U.S. EPA an operating permit application under the Resources Conservation Recovery Act of 1980. The final approval for such a permit may take several years and require additional outlays of funds. During the application and review process, EPI's operations continue on interim status and are unaffected. EPI may be required to make modifications to its operating procedures or equipment in the future, although EPI's management believes its operations meet the requirements without modification.

The former partner of EPI retained the right to receive 10% of the proceeds by the Company from any sale, refinancing or similar transactions relative to the Company's interests in EPI. The agreement specifically permits, without payments to the former partner, the repayment of certain loans or distribution of profits to the Company from the ordinary business operations of EPI. The Company believes the likelihood of any such distribution to the former partner is remote. Accordingly, the Company has not recorded any liability for the contingent interest of the former partner in the Company's balance sheet.

The Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under its loan agreement with the bank.

Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. Management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1996, except for any significant business acquisitions which would require additional external financing.


                                OTHER MATTERS
                                -------------

On September 19, 1995 the Company reported on a Form 8-K the planned public offering of approximately 50% of its Waste Management Segment, which includes EPI and Meridian Environmental Services, Inc. (acid waste recycling and disposal). The Company has signed a letter of intent with an underwriter and expects to raise approximately $6 million before expenses through a public offering of approximately 1.2 million shares of common stock of a subsidiary to be newly formed prior to the offering. Proceeds of the offering are expected to be used principally to expand the environmental business through possible additional plants, new processing technologies and acquisitions.

                        MERIDIAN NATIONAL CORPORATION
                                   PART II


                              OTHER INFORMATION
                              -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  (a)    Exhibits

     27. Financial Data Schedule

  (b)    Reports on Form 8-K

     Three reports on Form 8-K were filed during the quarter ended August 31, 1995. A July 26, 1995 report was filed to disclose under Item 5., Other Events, the extension of the special offer relating to the Company's Redeemable Common Stock Purchase Warrants and the reduction of the exercise price. A report dated August 14, 1995 was filed to disclose an additional extension of the special exercise period for the above-mentioned warrants. The report dated August 16, 1995 was filed to disclose under Item 5., Other Events, an agreement in principle to acquire the business operations and certain assets of a steel service center.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MERIDIAN NATIONAL CORPORATION
                                 (Registrant)





Date:  October 19, 1995                 By /s/ William D. Feniger
                                           ----------------------------
                                           William D. Feniger
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


Date:  October 19, 1995                 By /s/ Joseph Klobuchar, Jr.
                                           ----------------------------
                                           Joseph Klobuchar, Jr.
                                           Vice President - Finance,