Form 10-Q
period 1995-11-30
MERIDIAN NATIONAL CORP
filed 1996-01-19
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended NOVEMBER 30, 1995

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes _X_    No ____

        As of January 9, 1996, 2,714,506 shares of Meridian National Corporation common stock were outstanding.

                        MERIDIAN NATIONAL CORPORATION
                                    PART 1
                            FINANCIAL INFORMATION
                            ---------------------

ITEM 1. FINANCIAL STATEMENTS
------  --------------------

    The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and nine months ended November 30, 1995 may not be indicative of the results of operations for the year ending February 29, 1996. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

                        MERIDIAN NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                  NOVEMBER 30,   February 28,
                                                                     1995           1995
                                                                  -----------    -----------
ASSETS
-----
Current assets:
  Cash and cash equivalents                                       $   222,875    $   655,373
  Accounts receivable - net                                         8,346,463      9,103,949
  Inventories                                                       7,926,222      9,308,691
  Other current assets                                                242,985        191,876
                                                                  -----------    -----------
        Total current assets                                       16,738,545     19,259,889

Property and equipment, at cost                                    12,181,279      9,642,984
  Less accumulated depreciation and amortization                    5,167,720      4,772,164
                                                                  -----------    -----------
                                                                    7,013,559      4,870,820

Other assets                                                          803,537        929,271
                                                                  -----------    -----------
                                                                  $24,555,641    $25,059,980
                                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                                   $ 9,711,644    $ 9,525,341
  Accounts payable and accrued liabilities                          6,349,764      7,590,476
  Long-term debt due within one year:
    Related parties                                                   223,809        349,325
    Other                                                             796,658        540,104
                                                                  -----------    -----------
        Total current liabilities                                  17,081,875     18,005,246

Long-term debt due after one year:
  Related parties                                                     596,822        895,233
  Other                                                             5,084,840      4,034,059

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares outstanding                                        400,000        400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares outstanding                                      775,320        775,320

  Common stock, $.01 par value, 20,000,000 shares authorized,
    2,714,506 shares outstanding (2,534,639 at February 28,            27,145         25,346
      1995)
  Capital in excess of stated value                                 9,994,474      9,785,677

  Deficit                                                          (9,404,835)    (8,860,901)
                                                                  -----------    -----------
        Total stockholders' equity                                  1,792,104      2,125,442
                                                                  -----------    -----------
                                                                  $24,555,641    $25,059,980
                                                                  ===========    ===========


                            See accompanying notes.

                        MERIDIAN NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (UNAUDITED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              NOVEMBER 30,                        NOVEMBER 30,
                                                 ---------------------------------     ---------------------------------
                                                       1995              1994               1995               1994
                                                 --------------     --------------     --------------     --------------
Net sales                                        $   14,269,788     $   14,124,410     $   42,486,337     $   37,697,648
Costs of sales                                       12,662,534         12,186,614         37,512,259         31,765,411
                                                 --------------     --------------     --------------     --------------
Gross margin                                          1,607,254          1,937,796          4,974,078          5,932,237

Other costs and expenses:
  Selling, general and administrative                 1,518,658          1,463,719          4,627,828          4,215,847
  Interest expense                                      351,889            276,119          1,100,514            743,797
  Miscellaneous - net                                   (77,904)           (25,447)          (133,629)           (68,965)
                                                 --------------     --------------     --------------     --------------
                                                      1,792,643          1,714,391          5,594,713          4,890,679
                                                 --------------     --------------     --------------     --------------

Income (loss) before income taxes and
    extraordinary gain                                 (185,389)           223,405           (620,635)         1,041,558

Provision for federal income taxes - current                -               10,000                -               35,000
                                                 --------------     --------------     --------------     --------------
Income (loss) before extraordinary gain                (185,389)           213,405           (620,635)         1,006,558


Extraordinary gain - extinguishment of debt                 -                  -              149,206            226,276
                                                 --------------     --------------     --------------     --------------

Net income  (loss)                               $     (185,389)    $      213,405     $     (471,429)    $    1,232,834
                                                 ==============     ==============     ==============     ==============


Earnings (loss) applicable to common stock       $     (219,587)    $      181,907     $     (569,130)    $    1,129,019
                                                 ==============     ==============     ==============     ==============

Earnings (loss) per common and
   comon equivalent share:
      Income (loss) before extraordinary gain            ($0.08)             $0.07             ($0.26)             $0.34

      Extraordinary gain                                    -                  -                 0.05               0.09
                                                 --------------     --------------     --------------     --------------

      Net Income (loss)                                  ($0.08)             $0.07             ($0.21)             $0.43
                                                 ==============     ==============     ==============     ==============
      Weighted average common
         shares outstanding                           2,714,506          2,601,459          2,639,576          2,614,131
                                                 ==============     ==============     ==============     ==============

                           See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1995

                                  (Unaudited)




                                                     $100           $3.75            CAPITAL IN
                                                   SERIES A     SERIES B             EXCESS OF
                                                   PREFERRED    PREFERRED   COMMON    STATED
                                                     STOCK        STOCK     STOCK      VALUE        DEFICIT       TOTAL
                                                   ---------     --------   -------  ----------   -----------   ----------
Balance at February 28, 1995                        $400,000     $775,320   $25,346  $9,785,677   ($8,860,901)  $2,125,442

Net income                                                                                           (471,429)    (471,429)

Exchange of 156,415 warrants to purchase
  common stock for 156,415 units, each
  consisting of one share of common stock and
  one warrant to purchase common stock                                        1,564     163,593                    165,157

Dividends:
  Cash dividends on Series A preferred stock                                                          (27,000)     (27,000)
  Cash dividends on Series B preferred stock                                                              (66)         (66)
  23,452 shares of common stock issued
    to holders of Series B preferred stock                                      235      45,204       (45,439)           -

                                                   ---------     --------   -------  ----------   -----------   ----------
Balance at November 30, 1995                        $400,000     $775,320   $27,145  $9,994,474   ($9,404,835)  $1,792,104
                                                   =========     ========   =======  ===========  ===========   ==========



                            See accompanying notes.

                        MERIDIAN NATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                            NINE MONTHS ENDED
                                                              NOVEMBER 30,
                                                       --------------------------
                                                            1995           1994
                                                       -----------    -----------
OPERATING ACTIVITIES
  Net income (loss)                                    $  (471,429)   $ 1,232,834
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary gain on extinguishment of debt       (149,206)      (226,276)
       Depreciation and amortization                       414,885        539,164
       Amortization of intangible assets                     4,611        361,017
       Gain on disposal of assets                             -            (3,973)
       Changes in operating assets and liabilities:
          Accounts receivable                              757,486     (1,343,129)
          Inventories                                    1,382,469     (3,526,180)
          Other current assets                             (51,109)       (81,903)
          Accounts payable and accrued liabilities      (1,240,711)     2,071,773
                                                       -----------    -----------
             Net cash provided by (used in)
               operating activities                        646,996       (976,673)

INVESTING ACTIVITIES
  Additions to property and equipment                     (826,146)      (326,237)
  Changes in other assets                                  (31,434)      (205,522)
  Proceeds from disposal of assets                             -           28,308
                                                       -----------    -----------
             Net cash used in investing activities        (857,580)      (503,451)

FINANCING ACTIVITIES
  Payments on long-term debt                              (685,286)      (902,690)
  Proceeds from exchange of warrants                       304,134            -
  Changes in notes payable                                 186,303      2,416,009
  Cash dividends paid                                      (27,065)       (18,943)
                                                       -----------    -----------
            Net cash provided by (used in) financing
               activities                                 (221,914)     1,494,376
                                                       -----------    -----------
Increase (decrease) in cash and cash equivalents          (432,498)        14,252

Cash and cash equivalents at beginning of period           655,373        307,077
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   222,875    $   321,329
                                                       ===========    ===========



                           See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  (Unaudited)


1.  ACQUISITION

         On November 17, 1995 the Company acquired the business and assets of a steel processing operation located in Gary, Indiana. The assets acquired included inventory, supplies and equipment. The purchase price was $2,520,000, subject to adjustment based on the results of a physical inventory. The acquisition of assets was funded through an $800,000 equipment loan and a $900,000 sale and leaseback arrangement for certain other equipment included in the acquisition. The remainder of the purchase price was funded through the Company's existing revolving credit facility. Financial statements for the acquired business and pro forma financial statements of the combined operations of the Company and the acquired business will be filed as an amendment to a Form 8-K filed with the Securities and Exchange Commission not later than February 2, 1996.

2.  EXTINGUISHMENT OF DEBT

         In March 1995, the Company negotiated an agreement with a stockholder who holds less than 5% of the outstanding voting stock, whereby a convertible note payable in an amount of $596,822 was settled, subject to certain conditions, for $447,600 payable in 18 monthly payments commencing in March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 or $.05 per share in the nine months ended November 30, 1995.

3.  CAPITAL STOCK

         The Company issued 1,265,000 common stock purchase warrants in 1989 (the "Original Warrants"). Each Original Warrant entitled the holder to purchase one-tenth share of common stock at a per share exercise price of $17.50, subject to adjustment under certain circumstances. The terms of the Original Warrants were modified by the Company during a special exercise period which commenced January 20, 1995 and extended through September 29, 1995, at which time the Original Warrants expired. During this period holders of the Original Warrants were able to purchase, at a purchase price of $2.25, a unit consisting of one share of common stock and one common stock purchase warrant ("1998 Warrant"). The 1998 Warrants entitle the holder to purchase one share of common stock at any time commencing on May 1, 1996 and ending May 31, 1998, at a per share exercise price of $2.75. During the special exercise period, 240,415 Original Warrants were exercised.

4.  RELATED PARTY TRANSACTIONS

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and nine months ended November 30, 1995 and 1994 approximated $63,000 and $188,000 respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties. One of these leases is a capital lease and is included in property and equipment at $363,000 (net of accumulated depreciation of $189,000) at November 30, 1995.

5.  BUSINESS COMBINATIONS

         In fiscal 1986, the Company acquired all of the common stock of certain subsidiaries for $4,600,000 (exclusive of acquisition costs of $215,000), made up of $2,000,000 in cash and $2,600,000 in promissory notes. The controlling interests in the subsidiaries were purchased from certain present and former members of management who were also principal stockholders of the Company. The acquisitions have been accounted for as purchases. The
SEC staff questioned the Company's accounting for the acquisitions and indicated that the accounting differs from the staff's position on accounting for similar transactions. Under the staff position, the transfer of assets and liabilities to the Company would have been accounted for at historical cost, i.e., at the carryover basis of the acquired companies. In the fourth quarter of fiscal 1995, the Company wrote off, as part of a $2,286,000 pretax charge, the majority of the goodwill and increased bases in other assets which had been recorded under the purchase accounting method. As a result of the write-off, for periods subsequent to February 28, 1995, the effect on net income due to the difference in methods of accounting for the acquisitions is immaterial. If the Company had applied the SEC staff's preferred accounting prior to March 1, 1995, the accompanying condensed consolidated statements of operations for the three and nine month periods ended November 30, 1994 would reflect a reduction of costs of sales and other costs and expenses aggregating $106,000 and $319,000, respectively. This reduction reflects the elimination of charges to amortize the goodwill and increased bases in other assets which would not have been recorded under the staff position. As a result, net income for the three month and nine month periods ended November 30, 1994 would increase to $320,000 ($0.12 per share) and $1,552,000 ($0.55 per share), respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

                     THIRD QUARTER ENDED NOVEMBER 30, 1995
                                  COMPARED TO
                     THIRD QUARTER ENDED NOVEMBER 30, 1994

Third quarter sales of $14.3 million represented a 1% increase over sales reported in the same quarter in the prior year. The Company reported a net loss of $185,000 in the third quarter compared to net income of $213,000 in the same quarter last year. The Company's earnings decline in the third quarter of fiscal 1996 results from a number of factors, including the shutdown of the automotive bumper stock pickling business in March 1995, a decrease in Steel Segment gross margins as a percentage of net sales and a 27% increase in interest expense. These factors are further discussed below.


STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution
and processing operations reported net sales of $12.9 million for the third quarter of fiscal 1996, a 2% increase over the third quarter of the prior year. Operating profits for this segment amounted to $222,000, a decrease of $381,000 from the third quarter of the prior year. This decline in operating profits is attributable to the shutdown of the bumper stock pickling business in March 1995 and a decrease in gross margins as a percentage of net sales. The Company converted the bumper stock pickling operation to bar coil pickling in the second quarter of fiscal 1996 and the Company is now developing a revenue base to support the new pickling operation. Excluding the effects of the shutdown of the bumper stock pickling business, steel segment gross margin (net sales less cost of operations) as a percentage of net sales was 9.0% in the third quarter of fiscal 1996 compared to 10.1% in the comparable quarter of the prior year. This gross margin decrease is attributable to an increase in the availability of steel coupled with a decreasing demand for steel products.

WASTE MANAGEMENT SEGMENT   Net sales for this segment decreased to $1,434,000
in the third quarter of fiscal 1996 from $1,554,000 in the third quarter of the prior year. The segment's paint waste recycling operation reported net sales of $927,000 in the third quarter of fiscal 1996, paralleling net sales reported in the comparable period last year; however, the segment's waste acid recycling and disposal operation reported a $108,000 net sales decrease in the third quarter of fiscal 1996. This sales decrease was due to reduced sales volume with a nearby primary steel producer (McLouth Steel), which, for the quarter comprised about 60% of this operation's sales volume or about 21% of the segment's sales. Recent discussions with this customer have revealed that it is constructing its own acid waste recycling operation, the details of which are unknown to the Company at this time. On September 29, 1995, this customer filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company continues to conduct business with this customer, at slightly lower volume levels, subsequent to the bankruptcy petition. If such business ceases or substantially declines, the Company believes that it could successfully replace a portion, but probably not all, of this customer's business and therefore, the loss of this customer's business would not have a material adverse effect on the Company's consolidated operations. No substantial write-off of any assets would result from a loss of this customer's business.

This segment reported a $184,000 operating profit in the third quarter of fiscal 1996 representing a $56,000 increase compared to the same quarter last year. The operating profit increase principally resulted from reduced operational costs at the segment's waste acid recycling and disposal operations.

INTEREST EXPENSE   Interest expense increased $76,000 (or 27%) in the third
quarter of fiscal 1996. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1996.

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


                      NINE MONTHS ENDED NOVEMBER 30, 1995
                                  COMPARED TO
                      NINE MONTHS ENDED NOVEMBER 30, 1994

STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution
and processing operations reported net sales of $38.5 million for the first nine months of fiscal 1996, an increase of $5.3 million or 16% over the same period of the prior year. The Company's acquisition of the assets of the Detroit, Michigan steel service center and the development of this operation in the latter half of fiscal 1995 and the first half of fiscal 1996, principally contributed to this sales increase. Operating profits for this segment amounted to $991,000, a decrease of $976,000 from the first nine months of the prior year. This decline in operating profits is attributable to the shutdown of the bumper stock pickling business in March 1995 and a decrease in gross margins as a percentage of net sales. As previously described, the Company converted the bumper stock pickling operation to bar coil pickling effective at the end of the second quarter of fiscal 1996. Excluding the effects of the bumper stock pickling business, steel segment gross margin (net sales less costs of operations) as a percentage of net sales was 9.6% in the first nine months of fiscal 1996 compared to 11.5% in the comparable period of the prior year. This decrease in gross margin is attributable to an increase in the availability of the supply of steel coupled with a decreasing demand for steel products.

WASTE MANAGEMENT SEGMENT   Net sales for this segment decreased to $4.0 million
in the first nine months of fiscal 1996 from $4.6 million in the same period of the prior year. The segment's paint waste recycling operation reported net sales of $2.6 million in the first nine months of fiscal 1996 representing a $100,000 increase over the comparable period last year; however, the segment's waste acid recycling and disposal operation reported a $700,000 net sales decrease in the first nine months of fiscal 1996. The waste acid recycling and disposal operation's net sales decreased due to declining sales to McLouth Steel, which comprised for the nine months ended November 30, 1995 about 62% of this operation's sales volume or 21% of the segment's sales. Refer to Results of Operations for the Third Quarters Ended November 30, 1995 and 1994 for further discussion of the waste acid recycling and disposal operations.

This segment reported a $319,000 operating profit in the first nine months of fiscal 1996 compared to $509,000 in the comparable period of the prior year. This decline in operating profits is principally attributable to the segment's net sales decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   The $412,000 (or 10%) increase
in selling, general and administrative expenses is principally attributable to the development of the Company's Detroit, Michigan steel service center as previously described.

INTEREST EXPENSE   Interest expense increased $357,000 (or 48%) in the first
nine months of fiscal 1996. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1996.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company had a $343,000 working capital deficit at November 30, 1995 reflecting a $1,598,000 working capital decrease from February 28, 1995. This decrease is primarily a result of capital expenditures, payment of long-term debt and funding of net losses during the period offset by net proceeds from the exchange of common stock purchase warrants. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

The Company's primary sources of liquidity are its cash balances and a $12.0 million revolving credit line with a bank. The revolving credit line was increased in May 1995 from $10.75 million to $12.0 million. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of November 30, 1995, the outstanding balance of the revolving credit line amounted to $9,712,000 and unused availability amounted to $491,000.

The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

Violations of certain financial covenants contained in the revolving credit line agreement during the first three quarters of fiscal 1996 have been waived by the bank. The Company currently projects it may be unable to meet certain financial covenants during the fourth quarter of fiscal 1996. Management believes waivers, modification of the covenants, or both, as necessary, will be negotiated with the bank.


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

                         MERIDIAN NATIONAL CORPORATION
                                    PART II

                               OTHER INFORMATION
                               -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a) Exhibits

       27.     Financial Data Schedule

     (b)     Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended November 30, 1995. A September 18, 1995 report was filed to disclose under Item 5, Other Events, the planned public offering of approximately 50% of its Environmental Unit, which includes EPI.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERIDIAN NATIONAL CORPORATION
                                              (Registrant)





Date:  January 19, 1996               By /s/ William D. Feniger
                                         -----------------------------
                                         William D. Feniger
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer


Date:  January 19, 1996                  By /s/ Joseph Klobuchar, Jr.
                                            -------------------------
                                            Joseph Klobuchar, Jr.
                                            Vice President - Finance and
                                            Chief Financial Officer