Form 10-K
period 1996-02-29
MERIDIAN NATIONAL CORP
filed 1996-06-13
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended FEBRUARY 29, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14203

                          MERIDIAN NATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                          34-1470518
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

   805 Chicago Street, Toledo, Ohio                                  43611
(Address of principal executive offices)                          (Zip Code)

                                 (419) 729-3918
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                      None

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 par value
          Series B Convertible Voting Preferred Stock, $.001 par value
                  Common Stock Purchase Warrants expiring 1999
                  Common Stock Purchase Warrants expiring 1998
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 31, 1996, 3,355,145 shares of Meridian National Corporation common stock were outstanding, and the aggregate market value of voting stock (based upon the closing price on the Automated Quotation System of the National Association of Securities Dealers, Inc.) held by non-affiliates was approximately $2,297,000 for common stock and $672,000 for Series B convertible voting preferred stock.

                       Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders to be held on August 2, 1996 (the "1996 Proxy Statement"), which the registrant intends to file within 120 days after the close of its fiscal year ended February 29, 1996, are incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS
- -------     -----------------------

         Meridian National Corporation ("Meridian National" or the "Company", which, unless otherwise indicated, refers to Meridian National and its subsidiaries) is engaged in the steel distribution and processing business and in the waste management business.

                         GENERAL DEVELOPMENT OF BUSINESS
                         -------------------------------

         Meridian National was incorporated as a Delaware corporation in 1985. Shortly thereafter, the Company acquired from certain present and former members of management, who were also principal stockholders of the Company, all of the outstanding capital stock of Ottawa River Steel Co. ("Ottawa River Steel"), National Metal Processing, Inc. ("National Metal") and two other companies whose operations have since been combined with Ottawa River Steel and National Metal. The Company continued the operations of these acquired companies as the foundation of its steel distribution and processing business.

         The Company entered the waste management industry in 1985. Through a newly-formed subsidiary, Meridian Environmental Services, Inc. ("Meridian Environmental"), the Company began to recycle and remarket spent acids generated by its own steel processing operations and by other spent acid generators in the Detroit, Michigan and the Toledo, Ohio areas. As further discussed in Management's Discussion and Analysis of Results of Operations, the Company will be exiting the spent acid recycling business by June 30, 1996.

         In 1989 the Company formed National Purification, Inc. ("National Purification") as a wholly-owned subsidiary to enter into a general partnership with Haden Purification, Inc. ("Haden Purification"), an affiliate of Haden MacLellan Investments Ltd. ("Haden Investments"). The partnership, Environmental Purification Industries Company ("EPI"), was formed to own and operate one or more facilities for the recycling of paint waste using a proprietary paint waste drying system (DryPureTM) developed by Haden Environmental Corporation ("Haden Environmental"), an affiliate of Haden Investments and Haden Purification, and for the marketing of the reclaimed solids. EPI's first paint waste recycling facility started operations in 1990. National Purification and Haden Purification were equal partners in EPI and were otherwise unaffiliated. In 1992 Haden Purification terminated and abandoned its interest in EPI, and EPI became wholly-owned by the Company.

         As a result of federal environmental regulations issued in 1991, EPI is required to and has submitted in July 1994 to the U.S. Environmental Protection Agency ("U.S. EPA") an operating permit application under the Resources Conservation Recovery Act of 1980. The final approval for such a permit may take several years. During the application and review process, EPI's operations continue on interim status and are unaffected. EPI may be required to make modifications to its operating procedures or equipment in the future, although EPI's management believes its operations meet the existing requirements.

         The Company has previously announced plans for a public offering of approximately 50% of the Company's interest in its paint waste recycling operation. Proceeds of the offering are expected to be used principally to expand this business using new technology and construction of additional facilities.

         In January 1994, the Company acquired real property and equipment previously operated as a steel service center located in Detroit, Michigan, to expand its steel processing services to the end-user market. Shortly thereafter, the Company reopened the facility, using many of the personnel formerly employed by the seller at the facility.

         In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. The operations at this facility are being continued using many of the personnel previously employed by the seller. This facility supplies steel products to primarily non-automotive markets, providing additional diversification of the Company's customer base and increasing its presence in the midwest marketplace.

         The Company's principal executive offices are located at 805 Chicago Street, Toledo, Ohio 43611 and its telephone number is (419) 729-3918.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                  ---------------------------------------------

         The Company's operations are classified within two separate industry segments. The steel distribution and processing segment handles flat-rolled steel products primarily for the automotive, truck and appliance industries. The waste management segment recycles paint wastes and spent acids for companies in the steel, automotive and waste management industries, as well as arranging for disposal of paint wastes and spent acids at third-party disposal sites.

         For financial information about the Company's industry segments, see
Note 11 to the consolidated financial statements of the Company which are included elsewhere in this report as listed in PART IV, ITEM 14.

                        NARRATIVE DESCRIPTION OF BUSINESS
                        ---------------------------------

STEEL DISTRIBUTION AND PROCESSING SEGMENT

         Steel service centers and steel distributors represent a major market for primary steel producers, serving as a source of supply for smaller manufacturers whose product requirements are more limited, making mill-direct purchases unfeasible. Companies operating in this industry generally are classified as steel service centers when they operate facilities that process steel products. Companies that acquire steel products for warehousing and/or direct redistribution to other steel consumers are generally classified as distributors. Steel service centers and distributors acquire steel products from primary steel producers and from other distributors. It is not uncommon for steel products to pass through the hands of one or more steel distributors and/or steel service centers before reaching an end user. Steel service centers and distributors normally specialize in particular grades of steel products. The majority of the companies operating in this industry are small to medium in size with no single company or group of companies exercising control over the industry. The products handled by the Company's steel distribution and processing business are carbon steel coils, sheets, plates, bars and coil rounds.

         STEEL DISTRIBUTION During the fiscal years ended February 29, 1996 and February 28, 1995 and 1994, 49%, 63% and 78%, respectively, of the Company's net sales were generated through its steel distribution operations. The Company's steel distribution operations involve purchasing, storing and reselling steel products in their original form. The Company acquires steel under various steel purchase programs and some of these programs involve the purchase of steel which did not meet order specifications of customers of primary steel producers for whom the steel was originally intended. The Company also acquires steel products from steel producers under excess steel purchase programs. In times of low steel consumption, primary steel producers will make steel offerings to distributors to maintain higher production rates at the steel mills. Ottawa River Steel is among the oldest companies operating in steel distribution and has attained a good reputation and name identification in its industry. Historically, Ottawa River Steel has maintained strong relationships with various steel producers. These relationships and a broad base of steel suppliers have allowed Ottawa River Steel access to steel supplies when steel availability within the industry has been limited due to high demand.

         STEEL PROCESSING During the fiscal years ended February 29, 1996 and February 28, 1995 and 1994, 42%, 26% and 10%, respectively, of the Company's net sales were generated by steel processing. The Company provides slitting, cut-to-length, batch pickling and coating services for steel products. These services are provided to customers for customer-owned material (toll processing) or as a value-added process to the Company's inventory for sale to end-user customers. As a result of the establishment and development of additional steel service centers in Detroit, Michigan and Gary, Indiana over the last several years, value-added steel sales have increased dramatically.

         * SLITTING AND CUT-TO-LENGTH Flat rolled steel products are generally manufactured by the steel mills in wide width, coil form. Consumers of these flat rolled products may require the steel to be cut into several coils of narrower widths. The steel slitting process involves the passing of the coil through roller knives which cut the steel into the desired widths. Additionally, others may require coils to be cut-to-length into sheets prior to taking delivery.

         * PICKLING Steel is rolled at high temperatures at steel mills which creates a scaly surface on the steel. This scale must be removed for surface sensitive steel applications which require polishing, plating or other finished surfaces. The pickling process removes this scale by the application of acid to the surface of the steel. This application can be performed while the steel is in coil form through a continuous pickling process or when the steel is in sheet form through a batch pickling process. Generally, hydrochloric acid is used in the continuous pickling process and sulfuric acid is used in the batch pickling process. After pickling, the steel is rinsed in baths of neutralizer and water and then is coated with oil to prevent rust.

         * COATING To prevent the fracturing of steel during certain manufacturing processes, steel can be coated with special lubricants known as drawing compounds.


         CUSTOMERS The Company's steel distribution and processing services are marketed to the automotive, truck, building, appliance, furniture and agriculture industries and to companies servicing these industries in the upper midwest, as well as other areas east of the Mississippi River. The majority of North American car and truck final assembly plants and primary metal industries are located within a 500-mile radius of the Company's facilities. Sales to Production Stamping, Inc. accounted for 12% of the Company's net sales in fiscal 1996.

         COMPETITION In the steel distribution and processing business, competitive factors include quality of service, timeliness and cost. The Company's success in this business depends on its ability to continue to provide quality products and services on a timely basis at a competitive cost.

         The Company faces substantial competition in the steel distribution and processing business from other independent steel distributors and processors as well as from steel mills that perform these functions internally. Among the Company's competitors and potential competitors are numerous companies that have substantially greater financial and other resources than the Company.

         RAW MATERIALS The raw materials required for the Company's steel processing operations are acids, oils and banding supplies. All materials are readily available from a number of suppliers.


WASTE MANAGEMENT SEGMENT

         In 1985 faced with rising waste and disposal costs as a result of increased environmental regulations, the Company began to explore the possibility of handling its own waste acid from its steel pickling operations rather than contracting with third parties for its disposal. Realizing the potential market for such services for other similarly situated companies in the metal finishing industry, the Company entered the waste management business in 1985 through the recycling of spent acids. In 1991 the Company expanded its waste acid handling operation by offering to manage the entire waste acid stream of companies. To implement this concept, the Company entered into an arrangement with a major waste management company whereby the Company would utilize the waste management company's deep well disposal facility for spent acids which cannot be recycled. Later in 1991, the Company began managing the complete waste acid requirements for a primary steel producer.

         In early 1989, the Company became aware of the magnitude of the disposal problems facing generators of paint wastes and learned of a unique process for the handling of these wastes. The process, known as DryPureTM and patented by Haden Environmental, heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry inert powder that represents a reduction in volume of paint waste by up to 90%. The powder from the initial application of this process was disposed at landfills. The Company began exploring the possibility of selling the dry powder and was successful in finding commercial applications for the product. As a result of the Company's success in finding uses and markets for the dry powder generated by the DryPureTM process, Haden Purification and the Company formed EPI for the purpose of constructing commercial facilities to recycle paint wastes. EPI commenced commercial operations at its newly-constructed paint waste recycling facility in Toledo, Ohio late in fiscal 1991.

         PAINT WASTE RECYCLING 6% of the Company's net sales in each of the fiscal years February 29, 1996 and February 28, 1995 and 1994, were generated by paint waste recycling.

         Paint wastes, because of their stickiness and leaching characteristics, are one of the most difficult wastes to legally dispose of and therefore pose a significant disposal problem for their generators. Approximately 40% to 60% of the paint used in industrial spray painting processes becomes waste that requires disposal or recycling. Currently, the only legal disposal methods available for paint wastes are landfill and incineration. While the short-term costs associated with landfilling (currently the most widely-used disposal method) are less than the short-term costs of incineration, generators using this method of paint waste disposal could be "potentially responsible parties" for liabilities associated with remediation of landfills where their paint waste has been disposed. Additionally, there continues to be a trend in the regulatory environment toward greater restrictions and liabilities associated with landfilling, including the disposal of paint wastes. As a result, many generators are electing to use incineration which is a more expensive disposal process than direct disposal into landfills. Incineration involves either (i) directly consolidating paint wastes into a concentrated form (ash) which contains the hazardous constituents (heavy metals) of the paint waste, which must then be disposed of in a landfill, and accordingly involves, similar to direct landfilling, potential long-term liability, or (ii) fuel blending, in which solvent laden paint waste is blended into specific fuel mixtures for incineration in cement kilns. However, fuel blending cannot be used for a majority of paint wastes and is more expensive than direct incineration.

         Recycling of waste materials is considered by the U.S. EPA to be a desirable means of reducing waste. According to the U.S. EPA's definition, recycle is a broad term that includes "to use, reuse, or reclaim." A material is reclaimed if it is processed to recover a useful product or if it is regenerated. When customers send paint waste to the Company's facility, the Company reclaims the paint waste by processing it to recover a useful product. The U.S. EPA encourages this type of waste management because it preserves limited landfill space. Avoiding the need to place hazardous paint waste in landfills also allows generators to significantly reduce the threat of incurring liability under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as Superfund liability.

         The DryPureTM process heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry, inert powder that represents a reduction in the volume of paint waste by up to 90%. Originally DryPureTM systems were sold directly to automobile manufacturers which disposed of the resultant dry powder from the process in landfills. Meridian recognized that small and mid-size paint waste generators presented a market for the DryPureTM system. In addition, Meridian began exploring the possibility of selling the resultant dry powder, EPI-PURETM, and was successful in finding commercial applications for it. In 1989, as a result of Meridian's success in finding applications and markets for EPI-PURETM, Meridian and Haden Purification formed EPI as a general partnership for the purpose of constructing commercial facilities to recycle paint wastes. EPI commenced commercial operations at its newly-constructed paint waste recycling facility in Toledo, Ohio late in fiscal 1991.

         In 1992, Haden Investments terminated its 50% partnership interest in EPI and the Company became the sole owner of EPI. In connection with the withdrawal by Haden Investments from EPI, the Company retained its perpetual, non-exclusive license for its installed DryPureTM systems and the Company's exclusive license for additional DryPureTM system installations was extended through June 1999 for an area having a 200 mile radius surrounding Toledo, Ohio, which encompasses the industrial center of the midwestern region of the U.S. and a significant portion of the Company's customer base.

         The Company has previously announced plans for a public offering of approximately 50% of the Company's interest in its paint waste recycling operation. Proceeds of the offering are expected to be used principally to expand this business using new technology and construction of additional facilities.

         ACID WASTE RECYCLING AND DISPOSAL During the fiscal years ended February 29, 1996 and February 28, 1995 and 1994, 3%, 5% and 6%, respectively, of the Company's net sales were generated by its waste acid recycling and disposal operations. As further discussed in Management's Discussion and Analysis of Results of Operations, the Company will be exiting the acid waste recycling and disposal business by June 30, 1996.

         * RECYCLING Spent acids which have sufficiently high iron contaminant concentrations to justify recycling may be recycled by separating the acids from the iron contaminants and returning the acid to a useful strength. Some spent acids cannot be recycled due to their toxicity or their low iron contaminant concentrations.

         * INJECTION WELL DISPOSAL Deepwell injection facilities are fully-regulated by the U.S. EPA, state and local environmental agencies. Properly located, designed, constructed and monitored, a deepwell injection system is an effective method of permanently isolating industrial wastes from the environment.

         Sulfuric and hydrochloric acids are used by metal finishing industries to clean and pickle steel and to prepare the steel for use in the manufacturing process. After repeated use, the acids lose their effectiveness due to an increase in contaminant concentration (primarily iron). Once the acids have become "spent" they must be recycled for reuse, treated for disposal or remarketed to other users for whom the contaminant levels are acceptable.

         The Company's spent acid recycling center handles only spent sulfuric acid and operates under U.S. EPA, state and local environmental regulations. During the recycling process, the absorbed iron is precipitated out through a chilling process in which the temperature of the acid is lowered causing a crystallization of the iron. The iron, in a crystal form, drops out of the acid and is collected and sold for use in animal food supplements, magnetic tape production and fertilizers. The removal of the iron crystals allows the acids to be reused in the pickling process. In fiscal 1992, the Company added the capability of handling for customers spent acids which are not recyclable or exceed the capacity of the Company's spent acid recycling center. These spent acids are sent to an injection well facility of a major waste management company for treatment and disposal.

         CUSTOMERS The Company markets its paint waste recycling services to businesses that have spray painting operations. The Company's marketing activities are concentrated in the midwest region of the United States where over 80% of its revenues are generated, with the majority of annual revenues derived from customers in the automotive assembly business. The Company's customers generally are environmentally conscientious and demand that the Company maintain stringent quality controls. The Company has built its reputation in the industry through consistent customer service by addressing these customer needs. Since one of the primary benefits of using the Company's services is the elimination of the potential long-term liability associated with landfill disposal of paint waste, many customers conduct thorough reviews and audits of the Company's operations, including the Company's compliance with environmental laws and regulations.

         The Company's acid waste recycling and disposal operations have been heavily dependent on the business generated from a nearby primary steel producer. In September 1995 this customer filed for Chapter 11 bankruptcy protection and in March 1996 ceased operations. Sales to this customer amounted to 22% of the 1996 sales of the waste management segment. The Company has been unable to expand the customer base and will not be able to replace the loss of this business. As further discussed in Management's Discussion and Analysis of Results of Operations for the year ended February 29, 1996, the Company will be exiting the acid waste recycling and disposal business by June 30, 1996.


         COMPETITION Presently, approximately 99% of paint waste nationally is disposed of through landfills or by incineration, and approximately 1% is processed and recycled by methods utilized by the Company and its other competitors. The Company is aware of only three other companies that compete directly with the Company by providing processing and recycling services to generators of paint waste. These competitors utilize similar methods of thermal drying to those of the Company; however, over the years the Company has developed the capability to process a broader range of paint waste than its competitors.

         Competitive factors in paint waste processing or disposal include price, service and the potential long-term liability associated with paint waste generation and disposal. While paint wastes generally can be landfilled or incinerated at a lower initial cost than recycling, these disposal methods expose the generators to potential long-term liability under stringent federal and state regulations. On the other hand, although the costs of the Company initially are greater than landfill or incineration, the Company's recycling process substantially eliminates continuing generator liability. Landfill and incineration are provided by national, regional and local companies, many of which have substantially greater resources than the Company. In addition, the Company's direct recycling competitors have substantially greater financial, marketing and other resources than the Company. There can be no assurance that one of the Company's competitors or a new company will not develop a method of recycling paint waste which is more efficient and profitable than the methods currently employed by the Company. Additionally, there can be no assurance that large industrial customers or other waste management companies will not attempt to develop their own methods of recycling or otherwise minimizing, treating or disposing of wastes.

         Competitive factors in the acid waste recycling and disposal business include pricing and the ability to handle the complete acid waste needs of the customers. The Company knows of no other company which offers off-premise acid waste recycling of sulfuric acid. However, the Company faces competition from other entities which also offer treatment and disposal of waste acids. Many competitors are substantially larger and possess substantially greater marketing, financial and other resources and experience than the Company.

         RAW MATERIALS In the DryPureTM system, trap rock (a small, inexpensive stone) is used to facilitate heat transfer, to keep paint waste from adhering to the equipment and to reduce the size of the EPI-PURETM particles. Trap rock is readily available at reasonable prices. The waste acid recycling operation require no raw materials.


BACKLOG

         The Company's paint waste recycling operation typically processes shipments within a relatively short time of receipt. Accordingly, no large volume of paint waste is stored at the Company's Toledo, Ohio facility at any time. Because the generators and the Company need to carefully control the shipment and processing of paint waste, upon execution of a sales contract, the Company establishes a long-term schedule for delivery and processing of the customer's paint waste at the Company's facility. Accordingly, the Company normally has its maximum processing capacity scheduled for one to three months in advance.


SEASONALITY

         The Company primarily provides products and services to the automotive, truck and appliance industries. Therefore, the Company's results are affected by cycles in such industries. Traditionally, automotive plants operate at reduced levels to allow for retooling and inventory adjustments during the summer months and are closed during the last part of December which adversely affects the Company's revenues for those periods.

EMPLOYEES

         As of April 24, 1996, the Company had 152 employees, of whom 110 were employed in steel distribution and processing (includes 37 leased employees), 31 were employed in waste management (includes 2 leased employees), with the remainder serving in executive and administrative capacities. The Company believes that its relations with its own employees and with the leased employees presently employed at its facilities are good.

ITEM 2.  PROPERTIES
- -------  ----------

         The Company's corporate offices are located in Toledo, Ohio and occupy approximately one-half of an 8,500 square foot building pursuant to a lease with Greenbelt Associates which expires in 1997. Greenbelt is a general partnership owned by William D. Feniger, Yale M. Feniger, Real P. Remillard and Karen DeGrazia, who are current or former officers and/or stockholders in the Company. The Company leases the remainder of the building for the offices of its steel distribution operations under an identical lease. The monthly rent on each such lease is subject to adjustment based on changes in the Consumer Price Index and amounts to $4,472 at February 29, 1996.

         On a site adjacent to its corporate offices, the Company maintains office space and its active steel pickling operation in a 23,000 square foot building. Also on the site the Company utilizes an additional 62,000 square feet in a building for steel warehousing and a steel slitting operation. The facilities at this site, including an additional 60,000 square feet of outside storage space, is leased pursuant to a lease with Chicago Investors expiring in February, 1998, with three additional one year options. Chicago Investors is a general partnership which is owned, in turn, by two other partnerships. One of these partnerships is Champlain Investors, a general partnership, which is owned by William D. Feniger, Yale M. Feniger and Karen DeGrazia. The Company pays a monthly rent for these facilities, including certain equipment, of $14,255, subject to annual increases based on increases in the Consumer Price Index. The Company also sub-leases another 22,000 square feet used for steel storage at this site.

         The Company's steel service center in Detroit, Michigan is housed in two adjacent buildings situated on approximately two acres of land. The main building consists of 58,500 square feet, including

8,500 square feet of office space. The second building consists of 8,000 square feet and is being used for steel storage. This property is subject to a mortgage having an outstanding balance of $554,000 at February 29, 1996.

         In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. This steel service center is operated in a 59,000 square foot facility in a common building in an industrial park pursuant to a lease expiring in November 1998 with two renewal options of three years each. Monthly rental payments amount to $13,049 and are increased annually by the lesser of 3% or the percentage increase in the Consumer Price Index.

         In March 1996 the Company shut down its steel pickling operation in Detroit, Michigan. The Company leases the majority of this facility, encompassing 220,000 square feet, to an unrelated company. The Company still uses 26,000 square feet for storage of steel and office space. This facility is subject to a lease purchase obligation covering industrial revenue bonds with an outstanding balance of $614,000 at February 29, 1996.

         The Company conducts its paint waste recycling operations in an 18,000 square foot building in Toledo, Ohio. This property, along with the recycling equipment, is owned by EPI and is subject to a mortgage of which 50% of the obligation has been assumed by the former partner of EPI. EPI's obligation with respect to this mortgage was $1,652,000 at February 29, 1996.

         In addition, an adjacent 14,000 square foot building is leased by EPI from Chicago Investors where the recycled product is screened, packaged and warehoused prior to shipment. Lease payments are $1,375 per month, subject to annual increases, through February 1998.

         The Company's waste acid recycling operations are located in an approximately 28,000 square foot building located in Detroit, Michigan.

         The Company believes that its existing facilities and properties are adequate for its current operations.


ITEM 3.     LEGAL PROCEEDINGS
- -------     -----------------

         There are no material legal proceedings pending against the Company.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
- -------     -------------------------------------------------

         There were no matters submitted to a vote of security holders during the last quarter of the Company's fiscal year ended February 29, 1996.

EXECUTIVE OFFICERS

         Set forth below is certain information regarding the executive officers of the Company. Officers, who are elected annually by the Board of Directors of the Company, serve at the pleasure of the Board of Directors.

         William D. Feniger   49   Chief Executive Officer and President
         James L. Rosino      41   Chief Financial Officer, Vice President-
                                   Finance, Secretary and Treasurer

         William D. Feniger has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1985. On March 21, 1991, Mr. Feniger was named President of the Company.

         James L. Rosino has been Chief Financial Officer and Vice-President - Finance of the Company since February 1996. On May 31, 1996, Mr. Rosino was named Secretary and Treasurer of the Company. Previously, Mr. Rosino has served as Corporate Controller since May 1988.

                                     PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- -------     -------------------------------------------------------

         The Common Stock of the Company is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "MRCO". The following table sets forth, for the quarterly periods indicated, the high and low sales price for the Common Stock as reported by NASDAQ.



YEAR ENDED FEBRUARY 29, 1996                        HIGH               LOW
- ----------------------------                        ----               ---
         First Quarter                            2   11/16            1   5/8
         Second Quarter                           2   5/16             1   11/16
         Third Quarter                            1   7/8              1   1/4
         Fourth Quarter                           1   5/8              1   1/8

YEAR ENDED FEBRUARY 28, 1995
- ----------------------------

         First Quarter                            4                    2   1/2
         Second Quarter                           3   3/4              2   1/2
         Third Quarter                            3   5/8              2   1/2
         Fourth Quarter                           2   7/8              1   13/16


         As of May 31, 1996 there were approximately 520 stockholders of record of the Company's Common Stock.

         To date, the Company has not paid any dividends on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, on the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Board does not presently intend to pay any dividends on its Common Stock in the immediate future, but it intends to retain all earnings for use in its business operations. Pursuant to an outstanding credit agreement with a bank, the Company cannot pay dividends on its Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA
- -------     -----------------------

         The selected financial data of the Company set forth below should be read in conjunction with the audited consolidated financial statements, the notes thereto and other financial information included elsewhere in this report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                             YEAR ENDED FEBRUARY 28 OR 29
                                        ---------------------------------------------------------------------------

                                           1996            1995           1994             1993            1992
                                        ---------------------------------------------------------------------------
OPERATIONS STATEMENT DATA:
Net sales                              $56,606,860     $53,238,574     $44,186,296    $31,952,651      $36,108,955
Gross margin                             6,275,204       8,046,595       7,080,270      3,771,048        3,878,784
Income (loss) before
     extraordinary gain                 (1,498,814)     (1,352,642) (4)  1,114,235     (1,311,886)      (2,511,177)
Net income (loss)                       (1,349,608)     (1,126,366) (4)  1,114,235     (1,311,886)      (2,511,177)
Net income (loss) applicable
      to common stock (1)               (1,479,370)     (1,262,744) (4)    592,952     (1,853,545)      (3,116,831)
Earnings (loss) per common share -
      Primary and fully diluted (2)(3):
         Income (loss) before
               extraordinary gain      $    (  .62)    $     ( .61) (4) $      .41    $   ( 1. 69)     $    ( 3.50)
         Net income (loss)                  (  .56)          ( .52) (4)        .41        ( 1 .69)          ( 3.50)
Weighted average common
      shares and dilutive common
      equivalent shares (2)(3):
          Primary                        2,638,126       2,423,864       1,430,930      1,094,122          889,367
          Fully diluted                  2,638,126       2,423,864       1,432,409      1,094,122          889,367

BALANCE SHEET DATA:

Working capital
      (deficiency)                    $ (1,443,113)    $ 1,254,643      $  377,576    $  (912,575)     $  (686,612)
Total  assets                           25,253,266      25,059,980      19,235,307     17,874,100       17,377,642
Long-term  debt                          5,488,791       4,929,292       5,844,759      5,146,725        2,822,194
Stockholders' equity                       904,925       2,125,442       3,169,709      2,053,005        3,398,204

- -----------

(1) Represents net income (loss) reduced by dividends paid on preferred stock in cash and in shares of common stock. To date, the Company has not paid any dividends on its common stock.

(2) All share and per share amounts presented have been retroactively restated to reflect a one-for-ten reverse stock split of common shares effective August 18, 1993.

(3) Common shares issued in the July 1994 exchange of Series B preferred stock are included in weighted average shares outstanding in the computation of earnings per share as if the exchange had occurred at the beginning of fiscal 1995.

(4) Includes a $2,285,548 charge or 94 cents per share, net of income tax, from write-down of noncurrent assets.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

                            RESULTS OF OPERATIONS
                            ---------------------

          YEAR ENDED FEBRUARY 29, 1996 COMPARED TO YEAR ENDED FEBRUARY 28, 1995


         In fiscal 1996, the Company achieved its highest sales volume ($56.6 million) in the past seven years and the second highest sales volume in Company history. Sales volume increased 6% over the prior year. The Company's expansion of its steel service center business through acquisition of facilities in Detroit, Michigan (January 1994) and Gary, Indiana (November 1995) is principally responsible for the overall sales increase, offsetting sales decreases in certain other of the Company's operations.

         The Company reported a net loss of $1,350,000 in fiscal 1996. The loss is principally attributable to 1) reduced margins on sales of steel products primarily due to excess supplies, 2) costs and unprofitable operating results ($647,000) from the unsuccessful attempt to convert a bumper stock pickling operation to a bar coil pickling operation and shutdown subsequent of this operation and 3) costs amounting to $296,000 associated with new technology to be utilized in EPI's paint waste recycling operation.

         In fiscal 1995, the Company reported a $1,126,000 net loss principally because the Company substantially reduced its batch pickling operation due to the loss of a major customer and recorded a $2,286,000 pre-tax charge for the write-down of assets related to the pickling operation. See Note 10 to Consolidated Financial Statements for further description of this write-down.

STEEL DISTRIBUTION AND PROCESSING SEGMENT A $3.9 million (8%) sales gain was recorded by the segment in fiscal 1996. The addition of the steel service centers previously described are responsible for the increase, despite a slight softening of demand during fiscal 1996. The increased emphasis on providing value-added processing of steel products sold to end-user customers make the segment's revenue base less subject to fluctuations in market conditions than is its steel distribution business. Also, the recently acquired Gary, Indiana steel service center provides a presence in the Chicago market and has a greater diversity of customers who are in industries other than automotive.

         In March 1995 the Company shutdown its bumper stock pickling business. The Company made certain changes to its pickling facility in order to be able to handle bar coil pickling. The Company was unable to secure sufficient bar coil pickling business to operate profitably during fiscal 1996 and the business was discontinued in March 1996. Sales for this facility decreased to $556,000 in fiscal 1996 from $1,886,000 in fiscal 1995. An operating loss from this operation of $647,000 was recorded in fiscal 1996. No additional write offs related to this facility are required as the majority of this facility has been leased.

         Excluding the effects of the shutdown of the bumper stock and bar coil pickling business, gross margin (net sales less costs of sales) as a percentage of net sales was 9.1% in fiscal 1996 compared to 11.2% in fiscal 1995. The decrease is due to somewhat softer demand in the market while excess inventories continue to be reduced. Pricing is expected to firm up in the upcoming year as management expects demand will remain generally strong and excess steel supplies work through the distribution channels.

WASTE MANAGEMENT SEGMENT Net sales for this segment decreased to $5.5 million in fiscal 1996 from $6.1 million in the prior year. The segment's paint waste recycling operation reported net sales of $3.5 million in fiscal 1996, paralleling net sales reported last year; however, the segment's waste acid recycling and disposal operation reported a $666,000 sales decrease in fiscal 1996. This sales decrease was due to reduced sales volume with a nearby primary steel producer (McLouth Steel). Sales to McLouth Steel comprised 63% of this operation's sales volume or about 22% of the segment's sales in fiscal 1996 (64% and 28%, respectively, in fiscal 1995). On September 29, 1995, this customer filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has recorded a $60,000 charge for an anticipated credit loss. The Company continued to conduct business with this customer, at slightly lower volume levels, until McLouth Steel ceased operations in March 1996. Management has determined that it will exit this business and is currently negotiating to sell the assets of the acid waste recycling and disposal business. If the Company is unable to complete the sale as an operating business by June 30, 1996, the facility will be shutdown and the property and equipment will be held for resale. The shutdown of this operation is not expected to have a materially adverse effect on the

Company's financial condition or operating results. No substantial write off of assets would result from the disposition or shutdown of this operation.

This segment reported a $422,000 operating profit for fiscal 1996 representing a $208,000 decrease compared to last year. The operating profit decrease principally resulted from expenses of $296,000 incurred in fiscal 1996 in connection with new technologies to be implemented at the paint waste recycling facility. Such expenses amounted to $63,000 in fiscal 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $497,000 (8%) increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business previously described. Accelerated goodwill amortization in fiscal 1995 related to the pickling operations assets, which were ultimately written down as previously described, amounted to $369,000. Additional increases related to payroll costs and bad debt write-offs.

INTEREST EXPENSE Interest expense increased $383,000 (35%) in fiscal 1996. The Company's average outstanding borrowing base rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1995.

          YEAR ENDED FEBRUARY 28, 1995 COMPARED TO YEAR ENDED FEBRUARY 28, 1994

         In fiscal 1995, the Company achieved its highest sales volume ($53.2 million) in the prior six years. The Company's acquisition of the assets of the Detroit, Michigan steel service center and the development of this operation in fiscal 1995, principally contributed to the overall sales increase.

         In fiscal 1995, the Company reported a $1,126,000 net loss principally because the Company substantially reduced its batch pickling operation due to the loss of a major customer and recorded a $2,286,000 pre-tax charge for the write-down of assets related to the pickling operation. See Note 10 to Consolidated Financial Statements for further description of this write-down. Excluding this pre-tax charge, the Company would have reported net income of $1,159,000 for fiscal 1995 (such net income amount includes $226,000 attributable to an extraordinary gain, net of income tax, resulting from the early retirement of debt obligations at a discount).

STEEL DISTRIBUTION AND PROCESSING SEGMENT This segment reported an $8.3 million (21%) sales increase in fiscal 1995 compared to fiscal 1994. The development of the Company's steel service center previously described largely contributed to this sales increase. The continued strong performance of the U.S. automotive industry and the overall economic strengthening of the industrial sectors which utilize steel products maintained a strong sales market for the segment. Excluding the aforementioned pre-tax charge, this segment reported operating profit of $2.4 million representing a 9% increase over fiscal 1994. Gross margin (net sales less cost of operations) as a percentage of net sales was 12.2% in 1995 compared to 13.1% in 1994. This gross margin decrease is attributable to a gradual increase in the availability of the supply of steel occurring in fiscal 1995 coupled with a slightly decreasing demand occurring later in the fiscal year.

WASTE MANAGEMENT SEGMENT Net sales for this segment increased $763,000 or 14% and operating profit increased $95,000 or 18% in fiscal 1995 compared to fiscal 1994. The sales increase is mainly due to the continuing increases in volume and prices charged for paint wastes handled by EPI. The segment's waste acid recycling and disposal operations reflected small decreases in net sales and gross margin for fiscal 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES $323,000 of the increase of $1,071,000 in selling, general and administrative expenses is attributable to the accelerated goodwill amortization in fiscal 1995 related to the pickling operations assets, which were ultimately written-down as previously described. In addition, the development of the Company's steel service center previously described largely contributed to the selling, general and administrative expense increase. Additional increases related to increased payroll and other costs.

INTEREST EXPENSE Interest expense increased $247,000 (or 29%) in fiscal 1995 due to the dramatic rise in interest rates during 1995. In addition, the Company's average outstanding borrowing base rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1995.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         The Company had a $1,443,000 working capital deficit at February 29, 1996 reflecting a $2,698,000 working capital decrease from February 28, 1995. This decrease is primarily a result of capital expenditures, payment of long-term debt and funding of net losses during the period offset by net proceeds from the exchange of common stock purchase warrants. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

         The Company's primary sources of liquidity are its cash balances and a $12 million revolving credit line with a bank. The revolving credit line was increased in fiscal 1996 from $10 million to $12 million. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of February 29, 1996, the outstanding balance of the revolving credit line amounted to $9,006,000 and unused availability amounted to $1,661,000.

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

         In the first quarter of fiscal 1997, William D. Feniger, an officer and stockholder received 600,000 newly-issued shares of common stock in exchange for a $300,000 reduction of a convertible note payable to him.

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

         Haden Purification, the former partner of EPI, retained the right to receive 10% of the proceeds by the Company from any sale, refinancing or similar transactions relative to the Company's interests in EPI. The agreement specifically permits, without payments to the former partner, the repayment of certain loans or distribution of profits to the Company from the ordinary business operations of EPI. The Company believes the likelihood of any such distribution to the former partner is remote. Accordingly, the Company has not recorded any liability for the contingent interest of the former partner in the Company's balance sheet.

         EPI has entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its paint recycling process. EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the process, formulae and technology. Minimum monthly payments required under the agreement are $20,000. EPI has begun planning for construction of a facility which would utilize the Aster technology. Planned expenditures for property and equipment amount to $2,200,000, of which $700,000 was committed as of May 20, 1996. These planned expenditures will be paid for from the anticipated proceeds from a planned initial offering of approximately 50% of the paint waste recycling operations. Otherwise, the Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under its loan agreement with the bank.

         The Company has incurred losses over the last two years, has a working capital deficiency, and has been unable to meet certain loan covenants. Management has begun to implement plans to improve the Company's operating performance and financial position. Certain of these plans are as follows:

              - An initial public offering of approximately 50% of its paint waste recycling operations.
              - The sale of its spent acid recycling operations.
              - Exchange of 600,000 shares of Common Stock for a $300,000 reduction of a note payable to an officer and stockholder.
              - Reduction of certain operating costs and refocusing on the
                Company's core steel distribution and processing operations.

         Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. As previously discussed, management is taking measures to improve operating results and the Company's financial position and accordingly, management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1996, except for planned capital expenditures of EPI which will be funded from the proceeds of the planned public offering of 50% of the paint waste recycling operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------     -------------------------------------------

         Consolidated financial statements of the Company are included elsewhere in this report as listed in Part IV, ITEM 14.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         None.

                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------     --------------------------------------------------

         The information required by this Item, except for certain information relating to Executive Officers set forth at the end of Part I, is omitted inasmuch as the Company intends to file its definitive 1996 Proxy Statement containing such information with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended February 29, 1996, and such information is incorporated herein by reference.



ITEM 11.     EXECUTIVE COMPENSATION
- --------     ----------------------

         The information required by this Item is incorporated by reference from the 1996 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------     --------------------------------------------------------------

         The information required by this Item is incorporated by reference from the 1996 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------     ----------------------------------------------

         The information required by this Item is incorporated by reference from the 1996 Proxy Statement.

                                     PART IV
                                     -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------     ---------------------------------------------------------------

(a)     Documents filed as part of this report:

          1. The following consolidated financial statements of the Company are submitted pursuant to the requirements of ITEM 8:

               Report of Independent Auditors                                        F-1

               Consolidated Balance Sheets at February 29, 1996 and February
               28,1995                                                               F-2

               Consolidated Statements of Operations for each of the three years
               in the period ended February 29, 1996                                 F-4

               Consolidated Statements of Stockholders' Equity for each of the
               three years in the period ended February 29, 1996                     F-5

               Consolidated Statements of Cash Flows for each of the three years
               in the period ended February 29, 1996                                 F-6

               Notes to Consolidated Financial Statements                            F-7


          2.   All schedules required pursuant to the requirements of ITEM 14
               (d) are omitted because they are not applicable, not material, not required or the required information is included in the applicable financial statements or notes thereto.


          3.  EXHIBITS

               3.1(a)* Certificate of Incorporation of the Company (incorporated herein by reference from the Company's Registration Statement on Form 8-A, dated January 31, 1986).

               3.1(b)* Amendment to the Certificate of Incorporation of the
                       Company, effective September 30, 1986 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1987).

               3.1(c)* Amendment to the Certificate of Incorporation of the
                       Company, effective August 1, 1988 (incorporated herein by reference from the Company's Registration Statement on Form S-1, filed April 15, 1989, File No. 33-27955).

               3.1(d)* Amendment to the Certificate of Incorporation of the
                       Company, effective August 18, 1993 (incorporated herein by reference from the Company's Report on Form 10-Q for the quarterly period ended August 31, 1993).

               3.2(a)* Certificate of Designation, Preferences and Rights of the
                       Company (incorporated herein by reference from the Company's Registration Statement on Form S-1, filed September 16, 1989, File No. 33-27955).

               3.2(b)* Amendment to the Certificate of Designation, Preferences
                       and Rights of the Company, effective August 25, 1993 (incorporated herein by reference from the Company's Report on Form 10-Q for the quarterly period ended August 31, 1993).

               3.3(a)* By-Laws of the Company (incorporated herein by reference from the Company's Registration Statement on Form 8-A, dated January 31, 1986).

             3.3(b)* Certificate of Amendment of By-Laws of the Company (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1990).

             4.1* Specimen Stock Certificate (incorporated herein by reference from the Company's Registration Statement on Form 8-A, dated January 31, 1986).

             4.2* Registration Statement on Form 8-A, dated January 31, 1986 (incorporated herein by reference to File No. 0-14203).

             4.3* Form of Series B Preferred Stock (incorporated herein by reference from the Company's Registration on Form S-1, filed June 4, 1989, File No. 33-27955).

             4.4* Warrant Agreement dated as of December 9, 1992 between the Company and Whale Securities Co., L.P.("Whale") (incorporated herein by reference from the Company's Registration Statement on Form S-3, filed January 17, 1995, File No. 33-83590).

             4.5* Warrant Agreement dated as of July 22, 1994 among the Company, Continental and Whale (incorporated herein by reference from the Company's registration Statement on Form S-3, filed January 17, 1995, File No. 33-83590).

             4.6* Form of Warrant Agreement among the Company, Continental and Whale (incorporated herein by reference from the Company's Registration Statement on Form S-3, filed January 17, 1995, File No. 33-83590).

             10.01(a)* Loan and Security Agreement, dated December 6, 1989, among the Company, certain of its subsidiaries and Bank of New England, N.A. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

             10.01(b)* Demand Note for $7,000,000 dated December 6, 1989, of the
                       Company to Bank of New England, N.A. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

             10.01(c)* Amendment  No. 1 to Loan  and  Security  Agreement, dated
                       March 27, 1990, among the Company, certain of its subsidiaries and Bank of New England, N.A. (incorporated herein by reference from the Company's Report on For
                       10-K for fiscal year ended February 28, 1990).

             10.01(d)* Amendment No. 2 to the Loan and  Security Agreement,
                       dated September 14, 1990, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1991).

             10.01(e)* Amendment No. 3 to the Loan and Security Agreement, dated
                       May 31, 1991, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1991).

             10.01(f)* Amendment No. 4 to the Loan and Security Agreement, dated
                       June 22, 1992, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1993).

             10.01(g)* Amendment No. 5 to the Loan and Security Agreement, dated
                       May 11, 1993, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1993).

             10.01(h)* Amendment No. 6 to the Loan and Security Agreement, dated
                       October 20, 1993, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1994).

             10.01(i)* Amendment No. 7 to the Loan and Security Agreement, dated
                       January 31, 1994, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1994).

             10.01(j)* Term Note for $300,000, dated January 31, 1994, of the
                       Company to National Canada Finance Corp.(incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

             10.01(k)* Amendment No. 8 to the Loan and Security Agreement,
                       dated November 30, 1994 among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1995).

             10.01(l)* Amendment No. 9 to the Loan and Security Agreement,
                       dated February 14, 1995 among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1995).

             10.01(m) Amendment No. 10 to the Loan and Security Agreement, dated May 25, 1995, among the Company, certain of its subsidiaries and National Canada Finance Corp.

             10.01(n) Amendment No. 11 to the Loan and Security Agreement, dated February 29, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

             10.01(o) Term Note for $300,000, dated February 29, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp.

             10.02(a)* Form of Amended and Restated Non-negotiable Promissory
                       Note for $596,822.79 issued to William D. Feniger (incorporated herein by reference from the Company's Registration Statement on Form S-1, filed June 9, 1989, File No. 33-27955).

             10.02(b)* Form of Amended and Restated Non-negotiable Promissory
                       Note for $596,822.79 issued to Melvin G. DeGrazia (incorporated herein by reference from the Company's Registration Statement on Form S-1, filed June 9, 1989, File No. 33-27955).

             10.02(c)* Escrow Agreement, dated January 4, 1990,by and among
                       Yale M. Feniger, William D. Feniger, Melvin G. DeGrazia, Ted R. Meyers and David A. Katz (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

             10.02(d)* Amendment to Non-negotiable Promissory Note, dated
                       November 1, 1992, between the Company and Karen DeGrazia, executrix (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

             10.02(e)* Amendment to Non-negotiable Promissory Note, dated
                       November 1, 1992, between the Company and William D. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

             10.02(f)* Compromise Agreement, dated June 2, 1994, between the
                       Company and Ruth A. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

             10.02(g)* Agreement dated February 10, 1995 modifying terms of the
                       Amended and Restated Non-negotiable Promissory Note for $596,822.79 issued to Melvin G. DeGrazia, between the Company and Karen A. DeGrazia. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

             10.02(h) Agreement to Defer Principal Payments on Promissory Note, dated May 21, 1996, between the Company and William D. Feniger.

             10.02(i) Subscription Agreement, dated May 31, 1996, between the Company and William D. Feniger.

             10.03(a)* Lease between the Company and Greenbelt Associates, dated
                       February 14, 1992 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1992).

             10.03(b)* Lease between Ottawa River Steel and Greenbelt
                       Associates, dated February 14, 1992 (incorporated herein by reference from the Company's Report on form 10-K for fiscal year ended February 29, 1992).

             10.04(a) Lease between Ottawa River Steel Co. and Chicago Investors, dated March 1, 1996.

             10.04(b) Lease between Environmental Purification Industries Company and Chicago Investors, dated March 1, 1996.

             10.05(a)* Lease Purchase Agreement, dated June 30, 1986, between
                       The Economic Development Corporation of the City of Detroit and National Metal (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1987).

             10.05(b)* Form of Bond No. R-1 (Roney & Co.) and Bond No R-2
                       (SeaGate Corporation), dated June 30, 1986,
                       (incorporated herein by reference from the Registrant's Report on Form 10-K for fiscal year ended February 28,
                       1987).

             10.05(c)* Guaranty Agreement, dated June 30, 1986, between National
                       Metal and The Toledo Trust Company (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1987).

             10.06(a)* Meridian National Corporation 1990 Non-Qualified and
                       Incentive Stock Option Plan, dated August 20, 1990 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1991).

             10.06(b) Amendment No. 1 to the Meridian National Corporation 1990 Non-Qualified and Incentive Stock Option Plan, effective May 12, 1994.

             10.06(c) Amendment No. 2 to the Meridian National Corporation 1990 Non-Qualified and Incentive Stock Option Plan, effective June 6, 1995.

             10.07(a)* Amended and Restated 1987 Non-Employee Directors' Stock
                       Option Plan of Meridian National Corporation, dated August 20, 1990 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1991).

             10.07(b)* Amendment No. 1 to the Amended and Restated 1987
                       Non-Employee Directors' Stock Option Plan of Meridian National Corporation, effective May 27, 1993 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1994).

             10.07(c) Amendment No. 2 to the Amended and Restated 1987 Non-Employee Directors' Stock Option Plan of Meridian National Corporation, effective May 12, 1994.

             10.07(d) Amendment No. 3 to the Amended and Restated 1987 Non-Employee Directors' Stock Option Plan of Meridian National Corporation, effective June 6, 1995.

             10.08* Meridian National Corporation Tax Deferred Retirement and Savings Plan , as amended and restated (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

             10.09(a)* Employment Agreement of William D. Feniger, dated
                       June 23, 1989 (incorporated herein by reference from the Company's Registration Statement on Form S-1, filed
                       July 17, 1989, File No. 33-27955).

             10.09(b)* Amendment of Employment Agreement of William D. Feniger,
                       dated April 23, 1992 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1992).

             10.09(c)* Employment Agreement of Joseph Klobuchar, Jr., dated
                       January 16, 1995 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

             10.10* Agreement and Plan of Merger, dated May 19, 1989 among the Company, National Chemical Services, Inc. and Westco, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for year ended February 28, 1989).

             10.11(a)* Bond Purchase Agreement, dated February 12, 1990, between the Company, EPI, Haden MacLellan Holdings, plc, Miller
                       & Schroeder Financial, Inc. and The Toledo-Lucas County Port Authority (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

             10.11(b)* Guaranty Agreement, dated as of December 15, 1989, between the Company and Society Bank & Trust, Trustee (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1990).

             10.11(c)* Loan Agreement, dated as of December 15, 1989 (including the Note as an Exhibit thereto) between Toledo-Lucas County Port Authority and EPI (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

             10.11(d)* Open-End Mortgage and Security Agreement, dated as of
                       December 15, 1989, between EPI and Society Bank & Trust, Trustee (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

             10.12* Amended and Restated Partnership Agreement of Environmental Purification Industries Company (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1994).

             10.13(a)* Memorandum of Understanding, dated November 1, 1991, between the Company and Yale M. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1992).

             10.13(b)* Amendment to Memorandum of Understanding, dated June 2,
                       1994, between the Company and Yale M. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1994).

             10.14(a)* Termination Agreement, dated July 1, 1992, among the
                       Company, National Purification, MEPI Corp., EPI, Haden MacLellan Holdings, plc, Haden, Inc., Haden Environmental Corporation and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

             10.14(b)* Guaranty and Security Agreement, dated July 1, 1992, among National Purification, MEPI Corp. and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

             10.14(c)* First Amendment to Termination Agreement, dated as of
                       June 1993, among the Company, National Purification, MEPI Corp., EPI, Haden MacLellan Holdings, plc, Haden, Inc., Haden Environmental Corporation and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                       1993).

             10.14(d)* Promissory Note, dated as of June 1993, between EPI and
                       Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

             10.14(e)* Security Agreement, dated as of June 1993, between EPI and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

             10.14(f)* Second Amendment to Termination Agreement, dated as of
                       April 28, 1994, among the Company, National Purification, MEPI Corp., EPI, Haden MacLellan Holdings, plc, Haden, Inc., Haden Environmental Corporation and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

             10.14(g)* Guaranty and Security Agreement, dated as of April 28,
                       1994 among the Company, National Purification, MEPI Corp. and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

             10.15(a)* Real Estate Sale and Purchase Agreement, dated January
                       26, 1994, between Ottawa River Steel and Klockner Namasco Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

             10.15(b)* Mortgage Note and Promissory Note and related agreements, dated January 26, 1994, between Ottawa River Steel and Klockner Namasco Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

             10.16* Agreement dated April 20, 1995 between Company and The Wall Street Group, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

             10.17 Lease between National Metal Processing, Inc. and MNP Corporation, dated June 1, 1995.

             10.18(a)* Asset Purchase Agreement, dated November 17, 1995, by and among Ottawa River Steel Co., Doolan Industries, Inc., Timothy Stein and Juergen H. Weberbauer (incorporated herein by reference from the Company's Current Report on Form 8-K, dated November 17, 1995).

             10.18(b) Loan and Security Agreement, dated November 17, 1995, between Ottawa River Steel Co. and FINOVA Capital Corporation.

             10.18(c) Lease Agreement, dated October 31, 1995, between Ottawa River Steel Company and USL Capital Corporation.

             10.18(d) Industrial Building Lease, dated November 10, 1995, between Ottawa River Steel Co. and Centerpoint Properties Corporation.

             10.19 License Agreement, dated September 7, 1995, between Environmental Purification Industries Company and Aster, Inc.

             11        Statement of Computation of Earnings per Share

             21        List of Subsidiaries of Registrant

             23        Consent of Independent Auditors

             27        Financial Data Schedule

(b)      Reports filed on Form 8-K.

         One report on Form 8-K was filed during the quarter ended February 29, 1996. A February 23, 1996 report was filed to disclose under Item 5. Other Events, that the Company would cease operating its pickling business in Detroit, Michigan effective March 15, 1996.


- ------------------------

* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 1996.

                                    MERIDIAN NATIONAL CORPORATION



                                    By:  /s/ William D. Feniger
                                         ------------------------
                                         William D. Feniger
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                       Title                           Date
      ---------                       -----                           ----

/s/ William D. Feniger       Chairman of the Board               June 12, 1996
- ------------------------     of Directors, President
William D. Feniger           and Chief Executive Officer
                             (Principal Executive Officer)




/s/ James L. Rosino          Vice President - Finance            June 12, 1996
- ------------------------     Principal Financial and
James L. Rosino              Accounting Officer)



/s/ Wayne Gardenswartz       Director                            June 12, 1996
- ------------------------
Wayne Gardenswartz



/s/ Jeffrey A. Slade         Director                            June 12, 1996
- ------------------------
Jeffrey A. Slade

                         Report of Independent Auditors



The Board of Directors and Stockholders
Meridian National Corporation

We have audited the accompanying consolidated balance sheets of Meridian National Corporation as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian National Corporation at February 29, 1996 and February 28, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.

                                                             ERNST & YOUNG LLP

Toledo, Ohio
May 20, 1996

                          Meridian National Corporation

                           Consolidated Balance Sheets

                                                                   FEBRUARY 29, 1996     FEBRUARY 28, 1995
                                                                  ----------------------------------------

ASSETS
Current assets:

   Cash                                                              $     176,667       $     655,373
   Accounts receivable, net of allowance of $249,700 ($171,800
     in 1995) for doubtful accounts                                      8,221,356           9,103,949
   Inventories                                                           8,860,574           9,308,691
   Other current assets                                                    157,840             191,876
                                                                     ---------------------------------
Total current assets                                                    17,416,437          19,259,889

Property and equipment, at cost:

   Buildings, building improvements and leasehold improvements

                                                                         3,868,286           3,812,292
   Machinery and equipment                                               7,493,001           5,057,408
   Office furniture and equipment                                          709,753             559,150
   Land and land improvements                                              224,419             214,134
                                                                     ---------------------------------
                                                                        12,295,459           9,642,984
   Less accumulated depreciation and amortization                        5,403,083           4,772,164
                                                                     ---------------------------------
   Net property and equipment                                            6,892,376           4,870,820

Other assets                                                               944,453             929,271



                                                                     =================================
                                                                       $25,253,266         $25,059,980
                                                                     =================================





                                                                   FEBRUARY 29, 1996     FEBRUARY 28, 1995

                                                                   ---------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable                                                      $  9,006,182        $  9,525,341
   Accounts payable                                                      8,461,959           6,914,456
   Accrued liabilities                                                     442,933             676,020
   Long-term debt due within one year:

     Related parties                                                       149,206             349,325
     Other                                                                 799,270             540,104
                                                                      --------------------------------
Total current liabilities                                               18,859,550          18,005,246

Long-term debt due after one year:

   Related parties                                                         596,822             895,233
   Other                                                                 4,891,969           4,034,059

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.001; 5,000,000 shares authorized:

       $100 Series A, 5,000 shares authorized, 4,000 shares
         issued and outstanding                                            400,000             400,000
       $3.75 Series B, 1,375,000 shares authorized, 206,752
         shares issued and outstanding                                     775,320             775,320
   Common stock, par value $.01; 20,000,000 shares authorized,
     2,755,145 shares issued and outstanding (2,534,639 in 1995)

                                                                            27,551              25,346
   Capital in excess of stated value                                    10,042,327           9,785,677
   Deficit                                                             (10,340,273)         (8,860,901)
                                                                      --------------------------------
Total stockholders' equity                                                 904,925           2,125,442
                                                                      --------------------------------
                                                                      $ 25,253,266        $ 25,059,980
                                                                      ================================



See accompanying notes.

                          Meridian National Corporation

                      Consolidated Statements of Operations

                                                                           YEAR ENDED
                                                         -----------------------------------------------
                                                         FEBRUARY 29,              FEBRUARY 28,
                                                            1996               1995            1994
                                                         -----------------------------------------------
Net sales                                                $56,606,860       $53,238,574       $44,186,296
Costs of sales                                            50,331,656        45,191,979        37,106,026
                                                         -----------------------------------------------
Gross margin                                               6,275,204         8,046,595         7,080,270

Other costs and expenses:
   Selling, general and administrative                     6,483,814         5,986,857         4,915,588
   Interest expense                                        1,469,843         1,086,587           840,061
   Write-down of noncurrent assets                                 -         2,285,548           200,000
   Miscellaneous - net                                      (179,639)           15,245            10,386
                                                         -----------------------------------------------
                                                           7,774,018         9,374,237         5,966,035
                                                         -----------------------------------------------
Income (loss) before income taxes and
   extraordinary gain                                     (1,498,814)       (1,327,642)        1,114,235
Provision for federal income taxes - current                       -            25,000                 -
                                                         -----------------------------------------------
Income (loss) before extraordinary gain                   (1,498,814)       (1,352,642)        1,114,235

Extraordinary gain - extinguishment of debt, net
   of federal income tax of $5,000 in 1995                   149,206           226,276                 -
                                                         -----------------------------------------------
Net income (loss)                                        $(1,349,608)      $(1,126,366)     $  1,114,235
                                                         ===============================================
Earnings (loss) applicable to common stock
                                                         -----------------------------------------------
                                                         $(1,479,370)      $(1,262,744)    $     592,952
                                                         ===============================================

Earnings (loss) per common share - primary and fully diluted:

     Income (loss) before extraordinary gain

                                                          $(0.62)           $(0.61)            $0.41
     Extraordinary gain                                     0.06              0.09                -
                                                         -----------------------------------------------
     Net income (loss)                                    $(0.56)           $(0.52)            $0.41
                                                         ===============================================


See accompanying notes.

                          Meridian National Corporation

                 Consolidated Statements of Stockholders' Equity

          Years ended February 29, 1996 and February 28, 1995 and 1994

                                                           $100       $3.75              Capital in
                                                         Series A    Series B             excess of
                                                         preferred  preferred  Common      stated
                                                           stock      stock     stock       value         Deficit      Total
                                                     -----------------------------------------------------------------------------
Balance at February 28, 1993                             $400,000  $4,680,004  $13,179   $5,153,180  $  (8,193,358)  $2,053,005
   Net income for 1994                                                                                   1,114,235    1,114,235
   Dividends:
     Cash dividends on Series A preferred stock                                                            (25,202)     (25,202)
     Cash dividends on Series B preferred stock                                                                (79)         (79)
     139,530 shares of common stock issued to
       holders of Series B preferred stock                                       1,395      494,607       (496,002)           -
   17,760 shares of common stock issued upon
     exercise of options                                                           178       27,572                      27,750
                                                     ----------------------------------------------------------------------------
Balance at February 28, 1994                              400,000   4,680,004   14,752    5,675,359     (7,600,406)   3,169,709
   Net loss for 1995                                                                                    (1,126,366)  (1,126,366)
   Dividends:
     Cash dividends on Series A preferred stock                                                            (27,900)     (27,900)
     Cash dividends on Series B preferred stock                                                               (128)        (128)
     39,267 shares of common stock issued to
       holders of Series B preferred stock                                         392      105,709       (106,101)           -
   Exchange of 1,041,249 shares of Series B
     preferred stock for 10,403 units, each
     consisting of 90 shares of common stock and
     100 warrants to purchase common stock                         (3,904,684)   9,362    3,804,346                     (90,976)
   Exchange of 84,000 warrants to purchase common
     stock for 84,000 units, each consisting of one
     share of common stock and one warrant to
     purchase common stock                                                         840      200,263                     201,103
                                                     -----------------------------------------------------------------------------
Balance at February 28, 1995                              400,000     775,320   25,346    9,785,677     (8,860,901)   2,125,442
   Net loss for 1996                                                                                    (1,349,608)  (1,349,608)
   Dividends:
     Cash dividends on Series A preferred stock                                                            (36,000)     (36,000)
     Cash dividends on Series B preferred stock                                                                (65)         (65)
     64,091 shares of common stock issued to
       holders of Series B preferred stock                                         641       93,058        (93,699)           -
   Exchange of 156,415 warrants to purchase common
       stock for 156,415 units, each consisting of
       one share of common stock and one warrant to
       purchase common stock                                                     1,564      163,592                     165,156
                                                     -----------------------------------------------------------------------------
Balance at February 29, 1996                             $400,000    $775,320  $27,551  $10,042,327   $(10,340,273) $   904,925
                                                     =============================================================================


See accompanying notes.

                          Meridian National Corporation

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED
                                                     -----------------------------------------------------
                                                       FEBRUARY 29,               FEBRUARY 28,
                                                           1996              1995             1994
                                                     -----------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $(1,349,608)      $(1,126,366)     $ 1,114,235
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                          723,831           673,641          634,675
     Extraordinary gain                                    (149,206)         (226,276)               -
     Amortization of intangible assets                        6,148           481,357          158,775
     Write-down of noncurrent assets                              -         2,285,548          200,000
     Loss related to property and equipment                       -            48,041          121,112
     Changes in operating assets and liabilities:
       Accounts receivable                                  882,593        (2,988,240)      (1,117,411)
       Inventories                                        1,247,117        (5,341,061)         165,342
       Other current assets                                  34,036            16,123          (47,759)
       Accounts payable                                   1,547,503         3,194,696         (703,508)
       Accrued liabilities                                 (233,087)          196,451          191,439
                                                     -----------------------------------------------------
Net cash provided by (used in) operating activities
                                                          2,709,327        (2,786,086)         716,900

INVESTING ACTIVITIES
Cash paid for acquired business                          (2,499,000)                -                -
Additions to property and equipment                      (1,078,474)         (372,942)        (571,707)
Changes in other assets                                    (178,413)         (150,782)         (22,442)
Proceeds from disposals                                      69,992                 -                -
                                                     -----------------------------------------------------
Net cash used in investing activities                    (3,685,895)         (523,724)        (594,149)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                        1,700,000                 -          557,895
Payments on long-term debt                                 (951,048)       (1,049,152)        (684,748)
Change in notes payable                                    (519,159)        4,753,221         (161,575)
Net proceeds from exchange of warrants                      304,134           201,103                -
Cash dividends paid                                         (36,065)          (28,028)         (25,281)
Costs related to warrant exchange                                 -          (128,062)               -
Costs of exchange of Series B preferred shares                    -           (90,976)               -
Issuance of common stock                                          -                 -           27,750
                                                     -----------------------------------------------------
Net cash provided by (used in) financing activities
                                                            497,862         3,658,106         (285,959)
                                                     -----------------------------------------------------
Increase (decrease) in cash                                (478,706)          348,296         (163,208)
Cash at beginning of year                                   655,373           307,077          470,285
                                                     -----------------------------------------------------
Cash at end of year                                    $    176,667      $    655,373     $    307,077
                                                     =====================================================

Supplemental cash flow information:
   Cash paid for interest                                $1,475,254       $ 1,105,592     $    778,788
                                                     =====================================================

Significant noncash investing and financing activities:

   In fiscal 1995, the Company acquired certain property and equipment, in part, by issuance of $1,045,000 of long-term debt.


See accompanying notes.

                          Meridian National Corporation

                   Notes to Consolidated Financial Statements

                                February 29, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has incurred losses over the last two years, has a working capital deficiency, and has been unable to meet certain bank loan covenants. The loan covenant violations have been waived by the bank. Management has begun to implement plans to improve the Company's operating performance, liquidity and financial position. Certain of these plans are as follows:

    o An initial public offering of approximately 50% of the common stock of its paint waste recycling operations.
    o     The sale of its spent acid recycling operations.
    o Elimination of unprofitable bar coil processing operations and rental of the related facilities.
    o Exchange of 600,000 shares of common stock for a reduction of $300,000 to a convertible note payable to an officer and stockholder.
    o Reduction of certain operating costs and refocusing on the Company's core steel distribution and processing operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all subsidiaries in which it has in excess of a 50% interest. All material intercompany items have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

INVENTORY VALUATION

Inventories are carried at the lower of cost, using the specific identification method, or market.

                          Meridian National Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Depreciation and amortization are provided, principally by means of accelerated methods, except for the paint waste recycling subsidiary for which all assets are depreciated using the straight-line method, based on the following estimated useful lives:

Land improvements                                                  15 - 20 years
Buildings, building improvements and leasehold
   improvements                                                  31.5 - 40 years
Machinery and equipment                                             5 - 12 years
Office furniture and equipment                                      5 - 10 years

INTANGIBLE ASSETS

The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. As more fully described in Note 10, the Company has written off all of the goodwill associated with one of its steel pickling operations and all of the costs of noncompete and related agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on the Company's financial condition, the collateral securing outstanding debt and the frequently redetermined interest rates associated with the majority of the Company's debt instruments, the Company believes that the aggregate fair values of short-term notes payable and long-term debt approximate the carrying values.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed based upon the weighted average number of common shares and, when material in the aggregate, dilutive common equivalent shares outstanding during each period. Common shares issued for dividends on preferred stock are included in weighted average shares outstanding beginning on the date issued. In July 1994 the Company completed an exchange offer for a significant portion of its Series B preferred stock. Common shares issued in the exchange are included in weighted average shares outstanding as if the exchange had occurred at the beginning of fiscal 1995. The effects of convertible securities, options and warrants are excluded from

                          Meridian National Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

earnings per share calculations when the effect would be anti-dilutive. Fully diluted earnings per common share exclude the effects of convertible securities as such effects are anti-dilutive in all periods. The weighted average number of common and common equivalent shares used to compute earnings per share for each period is:

                            1996                1995                1994
                         ---------------------------------------------------
Primary                  2,638,126           2,423,864            1,430,930
Fully diluted            2,638,126           2,423,864            1,432,409

Cash dividends on preferred stock and the value of common shares issued as dividends on Series B preferred stock ($129,764 in 1996, $136,378 in 1995 and $521,283 in 1994) are deducted in arriving at earnings (loss) applicable to common shares.

STOCK OPTIONS

All options have been granted at prices not less than the market price on the date granted. Accordingly, the Company recognizes no compensation expense related to these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, expense recognition for stock-based awards based on their estimated fair value on the date of grant. The Company presently intends to continue to account for stock-based awards under the provisions of APB No. 25.

2. CONCENTRATION OF CREDIT RISK

The Company and its subsidiaries are engaged in the trading and processing of steel products for the automotive, truck, and appliance industries and the recycling or disposal of paint and acid wastes for generators of such wastes in the automotive and steel industries located primarily in the Midwestern United States. Substantially all of the Company's accounts receivable as of February 29, 1996 and February 28, 1995 are due from companies which operate in these industries. The Company extends credit based on an evaluation of credit reports, payment practices and, in most cases, financial condition. Generally, collateral or letters of credit are not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

                          Meridian National Corporation

3. SHORT-TERM NOTES PAYABLE

The Company has a $12,000,000 revolving demand line of credit with a bank under a Loan and Security Agreement with interest at 1% above the bank's prime rate. The agreement allows borrowings under a lending formula based upon eligible accounts receivable and inventories less outstanding letters of credit issued under the agreement. At February 29, 1996, approximately $1,700,000 was available under the revolving demand loan. The agreement provides for a commitment fee equal to 1/4% of the excess of $12,000,000 over average daily borrowings and is secured by substantially all of the Company's personal property not otherwise pledged.

The agreement contains covenants which require the maintenance of certain financial ratios, restrict the payment of dividends, restrict the incurrence of indebtedness and limit certain activities and transactions. Violations of certain covenants during 1996 have been waived by the bank. In connection with the waivers, the bank has agreed to amend certain other covenants after completion of the transactions discussed under Basis of Presentation in Note 1 above.

Weighted average interest rates at year end were 9.25% in 1996, 10% in 1995 and 7.5% in 1994.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                   FEBRUARY 29,        FEBRUARY 28,
                                                                       1996                1995
                                                                   --------------------------------
 8-1/2% mortgage note payable to trustee bank, due in
   monthly installments, including interest, of
   approximately $36,500 until final maturity in November
   2000                                                             $1,651,875          $1,925,625

Mortgage and other notes payable, due in monthly
   installments of approximately $12,700, including interest
   (9.5% at February 29, 1996) at 2% above prime
   rate (maximum rate of 9.5%), with final payment of
   $605,000 due January 1999                                           852,909             977,012





                          Meridian National Corporation

4. LONG-TERM DEBT (CONTINUED)

                                                                     FEBRUARY 29,     FEBRUARY 28,
                                                                        1996             1995
                                                                    ------------------------------
Note payable, due in monthly installments of $17,675
   including interest at 11.7% through December 1, 2000                770,087                   -
Note payable to HPI, due in monthly installments based
   on the volume of paint waste recycled by EPI, with
   interest (9.25% at February 29, 1996) at 1% over
   prime                                                               700,722             713,459
Convertible note payable to an officer and stockholder
   payable quarterly at 9%, secured by a pledge of common
   stock of certain subsidiaries. The note is subordinate
   to bank borrowings and is convertible into shares of
   common stock at a conversion price of $15.60 per share              596,822             596,822
Note payable to bank under the Loan and Security Agreement,
  due in monthly installments of $5,000 through December 1998, plus interest (9.75% at February 29, 1996) at 1 1/2%
  above the bank's prime rate                                          170,000             230,000
Note payable to a stockholder, due in monthly installments
   of $24,867, without interest, through July 1996                     149,206             596,822
Obligations under long-term capital leases:
   Lease purchase obligation payable in monthly installments
     of $14,904 plus interest at 9.92% through October 30, 2002        869,772                   -
   Lease purchase obligation covering industrial revenue
     bonds, payable in monthly installments of $9,444 plus
     interest (7.79% at February 29, 1996) at 92% of prime
     through July 1, 2001                                              613,889             727,223
   Lease purchase obligation payable in monthly installments
     of $1,736 plus interest at 12.83% through February 1, 2000         61,985                   -
   Other                                                                     -              51,758
                                                                    ------------------------------
                                                                     6,437,267           5,818,721
   Less amounts due within one year                                    948,476             889,429
                                                                    ------------------------------
                                                                    $5,488,791          $4,929,292
                                                                    ==============================

                          Meridian National Corporation

4. LONG-TERM DEBT (CONTINUED)

In June 1994, the Company negotiated agreements with a former common stockholder and officer and a former employee, whereby the Company settled notes with unpaid balances aggregating $666,013 which were scheduled to mature in September 1995. Under the agreements the Company made payments on the notes in June 1994 of approximately $346,000, plus accrued interest. One of the agreements calls for additional payments aggregating $100,000, including interest, over a period of two years. The early retirement of these obligations resulted in the recording in fiscal 1995 of an extraordinary gain of $226,276, net of federal income tax of $5,000.

HPI assumed 50% of the remaining principal, interest and fee payments due under the 8 1/2% mortgage note payable and was assigned 50% of the amount held in trust to meet future debt service requirements. The above amount due under the 8 1/2% mortgage note payable has been guaranteed by the Company and is recorded net of the amount assumed by HPI pursuant to the Termination Agreement.

In fiscal 1996, the Company negotiated an agreement with a stockholder whereby a convertible note payable in an amount of $596,822 was settled, subject to certain conditions, for approximately $448,000 payable in 18 monthly payments commencing in March 1995, without interest. The settlement resulted in the recording of an extraordinary gain of approximately $149,000.

An officer and stockholder of the Company has agreed to defer payment of a convertible note payable of $596,822 until after February 28, 1997. The note was scheduled to mature in September 1995. Accordingly, the note payment has been excluded from long-term debt due within one year in the accompanying balance sheets. In May 1996 the Board of Directors authorized the issuance of 600,000 shares of the Company's common stock to an officer and stockholder in exchange for a reduction of $300,000 to the convertible note payable to the officer and stockholder.

Borrowings under the note payable to HPI are charged interest at 1% over the prime rate. Accrued but unpaid interest through June 30, 1994 has been added to the principal balance outstanding and bears interest in accordance with the terms of the loan. At June 30, 1994 and 1993, $50,055 and $33,222, respectively, of accrued but unpaid interest was added to the principal balance. Commencing July 1994, principal is being repaid in monthly installments based on the volume of paint wastes processed through EPI's facility. EPI is required to make additional quarterly installments based on a percentage of its net cash flow for the quarter as outlined in the loan agreement. The

                          Meridian National Corporation

4. LONG-TERM DEBT (CONTINUED)

Company's partnership interests in EPI are pledged as security for borrowings from HPI.

Maturities of long-term debt in each of the five fiscal years subsequent to February 29, 1996, including the principal portion of minimum payments under long-term lease obligations, are approximately as follows:

1997                                                     $   948,000
1998                                                       1,437,000
1999                                                         895,000
2000                                                       1,426,000
2001                                                         825,000

5. LEASE COMMITMENTS

CAPITALIZED LEASES

The Company leases certain property and equipment under long-term agreements classified as capital leases. Certain facilities and related equipment were financed through proceeds from the issuance of industrial revenue bonds; the leases provide for annual rentals sufficient to amortize principal and interest on the bonds. The property and equipment can be purchased at the expiration of the lease for nominal amounts. In addition, a facility is leased from an affiliate of an officer and certain stockholders of the Company.

The cost and accumulated amortization of property leased under capital leases are as follows:

                                                      FEBRUARY 29, 1996       FEBRUARY 28, 1995
                                                     -----------------------------------------
Buildings                                                  $1,195,316          $1,232,395
Machinery and equipment                                       922,600             117,350
                                                     -----------------------------------------
                                                            2,117,916           1,349,745
Less accumulated amortization                                 663,193             574,543
                                                     -----------------------------------------
                                                           $1,454,723         $   775,202
                                                     =========================================

                          Meridian National Corporation

5. LEASE COMMITMENTS (CONTINUED)

Future minimum payments and their present value under these leases at February 29, 1996 are approximately as follows:

1997                                                               $   353,000
1998                                                                   347,000
1999                                                                   338,000
2000                                                                   330,000
2001                                                                   301,000
Thereafter                                                             346,000
                                                              ----------------------
Total minimum lease payments                                         2,015,000
Less amount representing interest                                      469,000

                                                              ======================
 Present value of minimum lease payments
   included in long-term debt
                                                                    $1,546,000
                                                              ======================

The Company has subleased certain facilities, including a facility leased under a capital lease. Minimum aggregate sublease payments to be received subsequent to February 29, 1996 amounted to $348,532.

OPERATING LEASES

The Company leases certain property and equipment under agreements classified as operating leases. Total rent expense charged to operations for 1996, 1995 and 1994 approximated $373,000, $257,000 and $336,000, respectively. Minimum future rental commitments under noncancellable operating leases at February 29, 1996, including aggregate payments of $485,000 to an affiliate of an officer and certain stockholders, are $549,000 in 1997, $434,000 in 1998, and $13,000 in
1999.

                          Meridian National Corporation

6. COMMITMENTS AND CONTINGENCIES

Effective July 1, 1992 Environmental Purification Industries Company ("EPI") became a wholly-owned subsidiary of the Company when, pursuant to a Termination Agreement, Haden Purification, Inc. ("HPI") terminated and abandoned its 50% partnership interest in EPI. HPI is entitled to receive 10% of the proceeds realized by the Company from any sale, refinancing or similar transactions relative to the Company's interests in EPI. The agreement specifically permits, without payment to HPI, the repayment of certain loans or distribution of profits to the Company from the ordinary business operations of EPI. The Company believes the likelihood of any such distribution to HPI is remote. Accordingly, the Company has not recorded any liability for the contingent interest of HPI in the Company's balance sheet.

EPI has entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its paint recycling process. EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the processes, formulae and technology. Minimum monthly payments required under the agreement are $20,000. EPI has begun planning for construction of facilities which would utilize Aster technology. Planned expenditures for property and equipment amount to $2,200,000, of which $700,000 was committed as of May 20, 1996.

The Company is involved in certain litigation and claims, principally relating to labor relations matters. The ultimate liability with respect to such proceedings cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters, that such ultimate liability will not be material in relation to the Company's consolidated financial statements.

7. CAPITAL STOCK

The Series B preferred stock has a mandatory dividend payable semiannually at an annual rate of $.375 per share, if paid in cash, or, at the Company's option, $.4875 per share if paid in shares of common stock based on the average market value of the common stock for the 20 days prior to the record date. Holders of the Series B preferred stock are entitled to one-tenth vote for each share held and, subject to certain conditions, vote together with the holders of common stock as a single class. Each share of the Series B preferred stock is convertible, at the option of the holder into .25 shares of common stock, subject to adjustment under certain circumstances. The Series B preferred stock may be

                          Meridian National Corporation

7. CAPITAL STOCK (CONTINUED)

redeemed by the Company, in whole or in part, at a redemption price of $4.875 per share if the average of the closing prices of the common stock has been at least $22.50 per share during twenty consecutive trading days.

During the period from June 22 to July 26, 1994, the Company extended a special offer to holders of its Series B preferred stock to exchange for each 100 shares of Series B preferred stock, one unit, consisting of 90 newly issued shares of common stock and 100 warrants (the "1999 warrants") to purchase shares of common stock at an exchange price of $2.75 per share, subject to adjustment in certain circumstances. The 1999 Warrants are exercisable through June 1999. A total of 1,041,249 shares, or 83% of the Series B preferred shares outstanding, were validly tendered for exchange. The number of 1999 Warrants outstanding at February 29, 1996 was 1,040,300.

The Company issued 1,265,000 common stock purchase warrants in 1989 (the "Original Warrants"). The terms of the Original Warrants were modified by the Company during a special exercise period which extended through July 31, 1995, at which time the Original Warrants expired. During this period holders of the Original Warrants could purchase, at a purchase price of $2.75, a unit consisting of one share of common stock and one common stock purchase warrant ("1998 Warrant"). The 1998 Warrants entitle the holder to purchase one share of common stock at any time commencing on May 1, 1996 and ending May 31, 1998, at a per share exercise price of $2.75. Through July 31, 1995, 240,415 Original Warrants were exercised. All 1998 Warrants remain outstanding at February 28, 1996.

The Company has also issued to a financial consulting firm stock warrants exercisable into 30,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire in December 1997.

Holders of the Series A preferred stock are entitled to receive quarterly, cumulative dividends of $2.25 per share. The Series A preferred stock does not have voting rights and is redeemable at the Company's discretion for $100 plus accrued and unpaid dividends.

                          Meridian National Corporation

7. CAPITAL STOCK (CONTINUED)

Common shares reserved for future issuance at February 29, 1996 aggregated 1,943,809 and related to the following:

Common stock purchase warrants                             1,333,386
Stock options                                                482,220
Convertible debt                                              76,515
Convertible preferred stock                                   51,688


On August 6, 1993, stockholders approved a change in the par value of the common stock from $.001 par value per share to $.01 par value per share and a one-for-ten reverse split of the common stock effective August 18, 1993. All references in the financial statements to the number of common shares, stock options and per common share amounts have been retroactively restated to reflect the reverse split. Stockholders concurrently adjusted the voting rights of the Series B preferred stock to one-tenth of a vote per Series B preferred share in order to maintain proportionate voting power among common and Series B preferred stockholders. The conversion and exercise rights of all convertible securities have been adjusted to reflect the reverse stock split.

8. STOCK OPTIONS

The Company has a nonqualified and incentive stock option plan for its officers and key employees under which 350,000 shares of common stock may be issued. Incentive stock options issued to stockholders possessing more than ten percent of the combined voting rights of the Company may be granted at an exercise price of not less than 110 percent of the fair market value of the common stock at the date of the grant and are exercisable for a period not exceeding five years from the date of the grant. All other options under the plan may be granted at amounts not less than the fair market value of the common stock at the date of the grant and are exercisable for a period not exceeding ten years from the date of the grant.

The Company has also established a nonemployee directors' stock option plan under which 150,000 shares of common stock may be issued. Under this plan, eligible directors who have served twelve consecutive months are annually granted options to purchase 1,500 shares. Under the plan, options may be granted at an exercise price equal to the fair market value on the date of grant and are exercisable for a period not exceeding ten years from the date of grant.

Information on stock options is as follows:

                                                          Shares Under                Exercise
                                                             Option                    Price
                                                          ----------------------------------------
Outstanding at February 28, 1994                             95,100                $1.72 to $17.20
   Granted                                                   40,250                 $2.81 to $3.50
   Cancelled                                                    (50)                        $17.20
                                                          ---------
Outstanding at February 28, 1995                            135,300                $1.72 to $17.20
   Granted                                                  106,000                 $1.78 to $2.22
   Cancelled                                                (11,500)                $1.72 to $2.81
                                                          =========
Outstanding at February 29, 1996                            229,800
                                                          =========
Exercisable at February 29, 1996                            128,200
                                                          =========

9. INCOME TAXES

The Company has net operating loss, alternative minimum tax credit and business credit carryforwards for federal tax purposes of approximately $5,259,000, $9,000 and $18,000, respectively, available for the reduction of future federal income tax. Net operating loss carryforwards begin expiring in fiscal 2005.

The effective income tax rate, excluding extraordinary gains, for 1996, 1995 and 1994 differs from the U. S. federal income tax rate due to the following:

                                                          1996        1995          1994
                                                        -------------------------------------
Tax (benefit) based on statutory U. S. federal

   income tax rate                                      (34.0)%      (34.0)%        34.0%
Change in valuation allowance                            36.2          6.5         (46.9)
State and local tax effects                              (5.4)        (2.5)          5.2
Amortization of goodwill                                  0.1          9.4           1.4
Writedown of goodwill                                     -           18.0           6.1
Other                                                     3.1          4.5           0.2
                                                        ==================================
Effective rate                                            -  %         1.9%          -  %
                                                        ==================================

                          Meridian National Corporation

Deferred income taxes are measured based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      FEBRUARY 29, 1996   FEBRUARY 28, 1995
                                                     -----------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                        $2,104,000         $1,545,000
   Property and equipment                                           -            224,000
   Other                                                      322,000            206,000
                                                     -----------------------------------------
Total deferred tax assets                                   2,426,000          1,975,000

Valuation allowance                                        (2,337,000)        (1,951,000)
                                                     -----------------------------------------
Net deferred tax assets                                        89,000             24,000

Deferred tax liabilities                                      (89,000)           (24,000)
                                                     -----------------------------------------
Net deferred tax assets and liabilities              $              -    $              -
                                                     =========================================

Change in the valuation allowance equals the change in net deferred tax assets.

10. WRITE-DOWN OF NONCURRENT ASSETS

In October 1993, the principal customer for one of its steel pickling operations notified the Company of its intention to transfer its business in house, except for certain products which it could not then process. As a result of this notice, the Company revised its projections of undiscounted future cash flows of this operation based on its evaluation of the expected future business with this customer. The Company determined that the projected results would not fully support the carrying value nor the remaining life of goodwill attributable to the operation. Accordingly, in the fourth quarter of fiscal 1994, the Company wrote off $200,000 of goodwill related to the operation and also reduced the remaining amortization period to five years, the estimated future economic benefit period of this business.

                          Meridian National Corporation

10. WRITE-DOWN OF NONCURRENT ASSETS (CONTINUED)

In December 1994 the Company received written notice that the customer will not require any more services from the Company as of March 15, 1995. Based on this loss of business and based on a reevaluation of the potential uses of facilities at the location of this operation, the Company recorded a pretax charge of $2,286,000 in the fourth quarter of fiscal 1995 to write down noncurrent assets. The charge is comprised of (i) a write-down of $1,199,000 of property and equipment at this location to its net realizable value, (ii) a write-off of goodwill of $703,000 related to this operation and (iii) a write-off of the unamortized costs of noncompete and related agreements of $384,000, which were being amortized on an eight year life.

11. INDUSTRY SEGMENT INFORMATION

The Company has two operating segments which are in separate industries. The steel distribution and processing segment handles flat-rolled steel products for the automotive, truck and appliance industries. The waste management segment recycles paint wastes and spent acids for companies in the automotive and steel industries. This segment also arranges for disposal of paint wastes and spent acids at third-party disposal sites.

Net sales by segment includes sales to unaffiliated customers and intersegment sales at prices which the Company believes approximate market. Intersegment sales represent services provided by the waste management segment for the steel distribution and processing segment. Corporate charges incurred on behalf of the segments are allocated based on the percentage of time devoted to segment business by corporate personnel. Operating profit (loss) by segment excludes unallocated general corporate expenses and net interest expense. Corporate assets consist primarily of cash and other short term assets.

                          Meridian National Corporation

11. INDUSTRY SEGMENT INFORMATION (CONTINUED)

Net sales of the steel distribution and processing segment include $6,718,000 in 1996 for slitting of coil steel for a steel stamping customer. No customer accounted for 10% or more of consolidated net sales in 1995 or 1994.

The following summarizes the Company's operations and identifiable assets:

                                                    1996                 1995                 1994
                                             --------------------------------------------------------------
Net sales:
   Steel distribution and processing              $51,198,434           $47,343,329         $39,085,051
   Waste management                                 5,467,387             6,058,918           5,296,073
   Eliminations                                       (58,961)             (163,673)           (194,828)
                                             --------------------------------------------------------------
Total net sales                                   $56,606,860           $53,238,574         $44,186,296
                                             ==============================================================

Operating profit:
   Steel distribution and processing            $     645,356         $     108,002 (a)    $  2,187,214
   Waste management                                   422,471               630,824             535,781
                                             --------------------------------------------------------------
Total operating profit                              1,067,827               738,826 (a)       2,722,995
   General corporate expenses                      (1,141,743)           (1,031,038)           (801,185)
   Interest expense - net                          (1,424,898)           (1,035,430)           (807,575)
                                             ==============================================================
Income (loss) before income taxes and
   extraordinary gain                            $ (1,498,814)         $ (1,327,642)(a)    $  1,114,235
                                             ==============================================================

Identifiable assets:

   Steel distribution and processing              $21,729,311           $21,015,824         $15,569,288
   Waste management                                 3,207,237             3,592,975           3,436,446
   Corporate                                          383,611               551,930             322,019
   Eliminations                                       (66,893)             (100,749)            (92,446)
                                             --------------------------------------------------------------
Total assets                                      $25,253,266           $25,059,980         $19,235,307
                                             ==============================================================

                          Meridian National Corporation

11. INDUSTRY SEGMENT INFORMATION (CONTINUED)

                                                      1996                 1995               1994
                                             --------------------------------------------------------------
Depreciation and amortization:
   Steel distribution and processing             $     375,474         $     798,304      $     445,757
   Waste management                                    324,514               333,542            326,497
   Corporate assets                                     29,991                23,152             21,196
                                             --------------------------------------------------------------
Total depreciation and amortization              $     729,979          $  1,154,998      $     793,450
                                             ==============================================================

Capital expenditures:
   Steel distribution and processing              $  2,528,038         $     229,311       $  1,448,788
   Waste management                                    164,985                98,297            242,750
   Corporate assets                                    104,251                45,334              2,792
                                             --------------------------------------------------------------
Total capital expenditures                        $  2,797,274         $     372,942       $  1,694,330
                                             ==============================================================

(a) Includes $2,285,548 write-down of noncurrent assets.

12. BUSINESS COMBINATIONS

On November 17, 1995 the Company acquired the business and assets of a steel processing operation located in Gary, Indiana (the "Gary Facility"). The assets acquired included inventory, supplies and equipment. The purchase price was $2,499,000. The acquisition of assets was funded through an $800,000 equipment loan and a $900,000 sale and leaseback arrangement for certain other equipment included in the acquisition. The remainder of the purchase price was funded through the Company's existing revolving credit facility. The acquisition was accounted for as a purchase. Operations of the Gary Facility are included in the consolidated financial statements beginning November 17, 1995.

                          Meridian National Corporation

12. BUSINESS COMBINATIONS (CONTINUED)

The following unaudited pro forma financial information gives effect to the acquisition of the Gary Facility by the Company assuming the transaction was consummated as of March 1, 1994. The pro forma financial information is not necessarily indicative of the actual results that would have occurred had the transaction been consummated March 1, 1994 or of the future results of operations which will be obtained by the Company as a result of the acquisition.

                                                                 1996                1995
                                                          ------------------- --------------------
Net sales                                                      $66,626,860        $64,760,574
Loss before extraordinary gain                                  (1,360,814)        (1,352,642)
Net loss                                                        (1,211,592)        (1,126,366)

Earnings (loss) per common share:
   Loss before extraordinary gain                         $          (0.57)   $          (0.61)
   Extraordinary gain                                                 0.06               0.09
                                                          =================== ====================
   Net loss                                               $          (0.51)   $          (0.52)
                                                          =================== ====================

In fiscal 1986, the Company acquired all of the common stock of certain subsidiaries for $4,600,000 (exclusive of acquisition costs of $215,200), made up of $2,000,000 in cash and $2,600,000 in promissory notes. The controlling interests in the subsidiaries were purchased from certain present and former members of management who were also principal stockholders of the Company. The acquisitions have been accounted for as purchases. The SEC staff questioned the Company's accounting for the acquisitions and indicated that the accounting differs from the staff's position on accounting for similar transactions. Under the staff position, the transfer of assets and liabilities to the Company would have been accounted for at historical cost, i.e., at the carryover basis of the acquired companies. If the Company had applied such accounting, the accompanying consolidated statements of operations would reflect reductions of costs of sales and other costs and expenses aggregating $6,000, $1,263,000 and $336,000 in 1996, 1995 and 1994, respectively. These reductions reflect the elimination of charges to write off and/or amortize the goodwill and increased bases in other assets which would not have been recorded under the staff position. As a result, there would have been net income of $136,000 in 1995 and $1,451,000 in 1994 and the net loss would decrease to $1,343,000 in 1996.