Form 10-Q
period 1996-05-31
MERIDIAN NATIONAL CORP
filed 1996-07-19
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission File Number 0-14203

                         MERIDIAN NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

   DELAWARE                                         34-1470518
(State of Incorporation)                         (I.R.S. Employer
                                              Identification Number)

   805 CHICAGO STREET, TOLEDO, OH                        43611
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number:  (419) 729-3918

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ----

As of June 30, 1996, 3,355,145 shares of Meridian National Corporation common stock were outstanding.

                         MERIDIAN NATIONAL CORPORATION

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.   FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months ended May 31, 1996 may not be indicative of the results of operations for the year ending February 28, 1997. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

                         MERIDIAN NATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                             May 31,           February 29,
                                                                                              1996                 1996
                                                                                     --------------------    ----------------
ASSETS
Current assets:
  Cash                                                                                 $        104,165      $       176,667
  Accounts receivable - net                                                                   8,915,702            8,221,356
  Inventories                                                                                 9,891,370            8,860,574
  Assets of discontinued operations                                                             276,561                   --
  Other current assets                                                                          203,720              157,840
                                                                                       ----------------      ----------------

        Total current assets                                                                 19,391,518           17,416,437

Property and equipment, at cost                                                              11,189,628           12,295,459
  Less accumulated depreciation and amortization                                              4,592,557            5,403,083
                                                                                       ----------------      ----------------

                                                                                              6,597,071            6,892,376

Other assets                                                                                  1,049,469              944,453
                                                                                       ----------------      ----------------

                                                                                       $     27,038,058      $    25,253,266
                                                                                       ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                        $     10,527,889      $     9,006,182
  Accounts payable and accrued liabilities                                                    9,592,263            8,904,892
  Long-term debt due within one year:
    Related parties                                                                              74,603              149,206
    Other                                                                                       808,583              799,270
                                                                                       ----------------      ----------------
        Total current liabilities                                                            21,003,338           18,859,550

Long-term debt due after one year:
  Related parties                                                                               275,232              596,822
  Other                                                                                       4,686,569            4,891,969

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                                                       400,000              400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                                                     775,320              775,320

  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,355,145 shares outstanding (2,755,145 at February 29, 1996)                                33,551               27,551

  Capital in excess of stated value                                                          10,336,227           10,042,327

  Deficit                                                                                   (10,472,179)         (10,340,273)
                                                                                       ----------------      ----------------

        Total stockholders' equity                                                            1,072,919              904,925
                                                                                       ----------------      ----------------

                                                                                       $     27,038,058      $    25,253,266
                                                                                       ================      ================


                            See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                      MAY 31,
                                                                  -------------------------------------------
                                                                           1996                   1995
                                                                  ------------------        ----------------
Net sales                                                          $     14,694,720         $    14,849,762
Costs of sales                                                           12,771,696              13,217,395
                                                                   -----------------        ----------------
Gross margin                                                              1,923,024               1,632,367

Other costs and expenses:
  Selling, general and administrative                                     1,761,836               1,448,259
  Interest expense                                                          396,268                 361,122
  Miscellaneous - net                                                       (75,540)                (15,772)
                                                                   -----------------        ----------------

                                                                          2,082,564               1,793,609
                                                                   -----------------        ----------------

Loss from continuing operations before
  extraordinary gain                                                       (159,540)               (161,242)

Income from discontinued operations                                          36,674                  55,819
                                                                   -----------------        ----------------

Loss before extraordinary gain                                             (122,866)               (105,423)

Extraordinary gain - extinguishment of debt                                      --                 149,206
                                                                   -----------------        ----------------

Net income (loss)                                                  $       (122,866)        $        43,783
                                                                   =================        ================


Earnings (loss) applicable to common stock                         $       (157,105)        $         9,585
                                                                   =================        ================


Earnings (loss) per common share -
   primary and fully diluted:
      Income (loss) before extraordinary gain:

          Continuing operations                                              ($0.07)                 ($0.08)

          Discontinued operations                                              0.01                    0.02

      Extraordinary gain                                                      --                       0.06

                                                                 -------------------      ------------------
      Net income (loss)                                                      ($0.06)                  $0.00
                                                                 ===================      ==================


      Weighted average common
         shares outstanding                                               2,755,145               2,543,929
                                                                  ==================       =================




                            See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                    May 31,
                                                                            ---------------------------------------------------

                                                                                    1996                           1995
                                                                            -------------------           ---------------------
OPERATING ACTIVITIES
  Loss from continuing operations before extraordinary gain                 $         (159,540)           $         (161,242)
  Adjustments to reconcile loss to net cash
     provided by operating activities:
       Depreciation and amortization                                                   220,809                       120,129

       Changes in operating assets and liabilities:
          Accounts receivable                                                         (715,936)                      727,841
          Inventories                                                               (1,030,796)                   (1,024,991)
          Other current assets                                                         (45,880)                     (119,514)
          Accounts payable and accrued liabilities                                     607,272                      (534,124)
                                                                            -------------------           -------------------

             Net cash used in continuing operating activities                       (1,124,071)                     (991,901)
             Net cash provided by discontinued operating activities                     52,349                        75,319
                                                                            -------------------           -------------------

             Net cash used in operating activities                                  (1,071,722)                     (916,582)

INVESTING ACTIVITIES
  Additions to property and equipment                                                 (201,311)                     (271,242)
  Changes in other assets                                                              (41,445)                       98,667
                                                                            -------------------           -------------------

             Net cash used in investing activities                                    (242,756)                     (172,575)

FINANCING ACTIVITIES
  Changes in notes payable                                                           1,521,707                     1,143,625
  Payments on long-term debt                                                          (270,690)                     (235,444)
  Cash dividends paid                                                                   (9,041)                       (9,000)
  Net proceeds from exchange of warrants                                                    --                        37,359
                                                                            -------------------           -------------------

            Net cash provided by financing activities                                1,241,976                       936,540
                                                                            -------------------           -------------------

Decrease in cash and cash equivalents                                                  (72,502)                     (152,617)

Cash at beginning of period                                                            176,667                       655,373
                                                                            -------------------           -------------------

Cash at end of period                                                       $          104,165            $          502,756
                                                                            ===================           ===================



                            See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  (Unaudited)

1.  CAPITAL STOCK

         In May 1996 the Board of Directors of the Company authorized the issuance of 600,000 shares of common stock in exchange for a reduction of $300,000 to a convertible note payable to an officer and stockholder. Accordingly, long-term debt due after one year has been reduced and stockholders' equity has been increased by $300,000 in the accompanying May 31, 1996 condensed consolidated balance sheet.

2.  DISCONTINUED OPERATIONS

         On July 5, 1996, the Company sold all of the property and equipment of Meridian Environmental Services, Inc. ("MES"), a wholly-owned subsidiary which operated the Company's waste acid recycling and disposal business. The assets were sold for $700,000 to a new company formed by MES management. Of the $700,000 purchase price, $200,000 is represented by notes due from the purchaser, payable in varying installments over a period of five years. Of an approximate $400,000 gain on the sale of the assets, $200,000 will be recognized during the Company's quarter ending August 31, 1996 and the remainder will be recognized as the notes are collected.

         The accompanying condensed consolidated financial statements have been restated to separately report the assets and operating results of this discontinued operation. Net sales of the discontinued operation were $357,000 and $486,000 in the quarters ended May 31, 1996 and 1995, respectively.

3.  RELATED PARTY TRANSACTIONS

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three month periods ended May 31, 1996 and 1995 approximated $75,000 and $63,000, respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

4.  SUBSEQUENT EVENTS

         A registration statement has been filed with the Securities and Exchange Commission on July 8, 1996 by Environmental Purification Industries, Inc. ("EPII"), a wholly-owned subsidiary of the Company. The registration statement relates to a proposed public offering of 1,200,000 shares of Common Stock of EPII (representing approximately 50% of the Common Stock of EPII to be outstanding upon completion of the offering) and 1,200,000 redeemable common stock warrants. Prior to the effective date of the registration statement, the Company intends to transfer its ownership interests in Environmental Purification Industries Company ("EPIC"), which operates the Company's paint waste recycling operations, to EPII.

         Additionally, the Company has executed an agreement effective June 28, 1996 to repay a note payable to Haden Purification, Inc. ("HPI"). The terms of the agreement include, among other things, settlement of the note payable, which had a balance due of $674,000 on June 28, 1996, in exchange for a payment of $350,000. The Company is also required to pay to an affiliate of HPI a throughput charge of $10 per cubic yard of paint waste processed through EPIC's current paint waste recycling system. The throughput charges are payable monthly through June 1998 and are estimated to aggregate $170,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                        FIRST QUARTER ENDED MAY 31, 1996
                                  COMPARED TO
                        FIRST QUARTER ENDED MAY 31, 1995


First quarter sales of $14.7 million represented a 1% decrease over sales reported in the same quarter in the prior year. The Company reported a loss from continuing operations before extraordinary gain of $160,000 in the first quarter compared to $161,000 in the same quarter last year.

As discussed further in Note 2 to the condensed consolidated financial statements, subsequent to the end of the first quarter of fiscal 1997 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results for the Company have been restated for all periods presented to separately report the operating results of this discontinued operation and discussions of results of operations which follow pertain only to continuing operations.

Net income for the first quarter of the prior year includes a $149,000 extraordinary gain from the early retirement of a debt obligation at a discount.

STEEL DISTRIBUTION AND PROCESSING SEGMENT The Company's steel distribution and processing operations reported net sales of $13.9 million for the first quarter of fiscal 1997, a 1% decrease over the first quarter of the prior year. Operating profits for this segment amounted to $568,000, an increase of $30,000 from the first quarter of the prior year.

In March 1995 the Company shutdown its bumper stock pickling business. At that time, certain changes were made to the pickling facility in order to handle bar coil product. The Company was unable to secure sufficient bar coil pickling business to operate profitably during fiscal 1996 and this operation was closed in March 1996. First quarter sales for this facility decreased $324,000 from the same quarter of the prior year. Operating losses for this facility amounted to $26,000 for the first quarter of fiscal 1997 and $46,000 for the first quarter of the prior year.

Excluding the effects of the shutdown of the bumper stock and bar coil pickling business, gross margin (net sales less cost of sales) as a percentage of net sales was 12.5% in the first quarter of fiscal 1997 compared to 10.1% in the comparable quarter of the prior year. This gross margin increase is attributable to the increased emphasis on providing value-added processing of steel products sold to end-user customers, which generally generates higher gross margins than the steel distribution business. Net sales for the steel service center in Gary, Indiana, which was acquired in November 1995, amounted to $2.8 million in the first quarter of fiscal 1997.

WASTE MANAGEMENT SEGMENT This segment reflects the results of the operations of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling increased to $804,000 in the first quarter of fiscal 1997 from $780,000 in the first quarter of the prior year.

This segment reported a $91,000 operating loss in the first quarter of fiscal 1997, compared to an operating loss of $63,000 for the same quarter last year. The increased loss principally resulted from higher administrative costs as the paint waste recycling operation prepares for future expansion of its operations.

INTEREST EXPENSE Interest expense increased $35,000 (or 10%) in the first quarter of fiscal 1997. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion of the steel processing business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $314,000 increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $1,612,000 working capital deficit at May 31, 1996, reflecting a $169,000 working capital decrease from February 29, 1996. This decrease is primarily a result of capital expenditures and scheduled payments on long-term debt. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

         The Company's primary sources of liquidity are its cash balances and a $12 million revolving demand credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. Violation in the first quarter of fiscal 1997 of certain covenants contained in the line of credit agreement have been waived by the bank. In connection with the waivers, the bank has agreed to amend certain covenants after completion of certain transactions during fiscal 1997. As of May 31, 1996, the outstanding balance of the revolving credit line amounted to $10,228,000 and unused availability amounted to $1,219,000.

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

         As a result of federal environmental regulations issued in 1991, Environmental Purification Industries Company ("EPIC"), the Company's paint waste recycling operation is required to and has submitted to the U.S. EPA an operating permit application under the Resources Conservation Recovery Act of 1980. The final approval for such a permit may take several years and require additional outlays of funds. During the application and review process, EPIC's operations continue on interim status and are unaffected. EPIC may be required to make modifications to its operating procedures or equipment in the future, although EPIC's management believes its operations meet the requirements without modification.

         EPIC has entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its paint recycling process. EPIC has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the process, formulae and technology. Minimum monthly payments required under the agreement are $20,000. EPIC has begun construction of a facility which would utilize the Aster technology. Planned expenditures for property and equipment amount to $2,300,000, of which $700,000 was committed as of July 15, 1996. These capital expenditures will be paid for by a combination of 1.) anticipated proceeds from a planned initial offering of approximately 50% of the paint waste recycling operation and 2.) debt financing. There can be no assurance that the planned public offering will be successfully completed or that additional financing will be available on economically feasible terms. EPIC currently has no commitments or arrangements for such debt financing. Without additional funds from these sources, EPIC would be unable to complete its expansion program. Otherwise, the Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under its loan agreement with the bank.

         The Company has incurred losses over the last two years, has a working capital deficiency, and has been unable to meet certain loan covenants. Management has taken certain actions and begun to implement plans to improve the Company's operating performance and financial position. The following transactions, which are more fully described above or in the notes to the condensed consolidated financial statements, have been completed to improve the financial condition of the Company and provide additional working capital:

              - Exchange of 600,000 shares of Common Stock of the Company for a $300,000 reduction of a note payable to an officer and stockholder.
              -    The sale of its spent acid recycling operations in July 1996.
              -    The extinguishment of certain debt at a discount in July
                   1996.

Additionally, the Company has begun to implement these additional plans:

              - An initial public offering of approximately 50% of its paint waste recycling operations.
              - Reduction of certain operating costs and refocusing on the Company's core steel distribution and processing operations.

         Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPIC, among other items. As previously discussed, management is taking measures to improve operating results and the Company's financial position and accordingly, management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1997, except for planned capital expenditures of EPIC which will be funded from the proceeds of the planned public offering of 50% of the paint waste recycling operations.

                         MERIDIAN NATIONAL CORPORATION
                                    PART II

                               OTHER INFORMATION
                               -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

        27.  Financial Data Schedule

    (b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended May 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MERIDIAN NATIONAL CORPORATION
                                               (Registrant)




Date:  July 18, 1996                 By /s/ William D. Feniger
                                       ---------------------------------
                                       William D. Feniger
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

Date:  July 18, 1996                 By /s/ James L. Rosino
                                       ---------------------------------
                                       James L. Rosino
                                       Vice President - Finance and
                                       Chief Financial Officer