Form 10-Q
period 1996-08-31
MERIDIAN NATIONAL CORP
filed 1996-10-21
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended AUGUST 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14203

                          MERIDIAN NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                  34-1470518
          (State of Incorporation)                       (I.R.S. Employer
                                                      Identification Number)

         805 CHICAGO STREET, TOLEDO, OH                              43611
         (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number:  (419) 729-3918

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ----

As of September 30, 1996, 3,409,878 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and six months ended August 31, 1996 may not be indicative of the results of operations for the year ending February 28, 1997. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

                                                          MERIDIAN NATIONAL CORPORATION
                                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)

                                                                        AUGUST 31,               February 29,
                                                                           1996                      1996
                                                                   ---------------------     ---------------------
ASSETS
Current assets:
  Cash                                                             $             11,389      $            176,667
  Accounts receivable - net                                                  10,438,901                 8,221,356
  Inventories                                                                 9,563,297                 8,860,574
  Other current assets                                                          177,188                   157,840
                                                                      ------------------         -----------------

        Total current assets                                                 20,190,775                17,416,437

Property and equipment, at cost                                              12,118,409                12,295,459
  Less accumulated depreciation and amortization                              4,687,442                 5,403,083
                                                                      ------------------         -----------------

                                                                              7,430,967                 6,892,376

Other assets                                                                  1,193,675                   944,453
                                                                      ------------------         -----------------

                                                                   $         28,815,417      $         25,253,266
                                                                      ==================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                    $         12,006,328      $          9,006,182
  Accounts payable and accrued liabilities                                   10,381,299                 8,904,892
  Long-term debt due within one year:
    Related parties                                                                   -                   149,206
    Other                                                                       794,284                   799,270
                                                                      ------------------         -----------------

        Total current liabilities                                            23,181,911                18,859,550

Long-term debt due after one year:
  Related parties                                                               275,232                   596,822
  Other                                                                       3,815,919                 4,891,969

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                                       400,000                   400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                                     775,320                   775,320

  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,409,878 shares outstanding (2,755,145 at February 29, 1996)                34,099                    27,551

  Capital in excess of stated value                                          10,386,992                10,042,327

  Deficit                                                                   (10,054,056)              (10,340,273)
                                                                      ------------------         -----------------

        Total stockholders' equity                                            1,542,355                   904,925
                                                                      ------------------         -----------------

                                                                   $         28,815,417      $         25,253,266
                                                                      ==================         =================



                            See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 AUGUST 31,                               AUGUST 31,

                                                    -------------------------------------    --------------------------------------
                                                            1996               1995                  1996                1995
                                                    ------------------ ------------------    ------------------  ------------------
Net sales                                           $      16,774,302  $      12,495,289     $      31,469,022   $      27,345,051
Costs of sales                                             14,642,322         11,006,463            27,414,018          24,223,858
                                                       ---------------    ---------------       ---------------     ---------------
Gross margin                                                2,131,980          1,488,826             4,055,004           3,121,193

Other costs and expenses:
  Selling, general and administrative                       1,817,731          1,464,179             3,579,567           2,912,438
  Interest expense                                            387,469            372,502               783,737             733,624
  Miscellaneous - net                                         (77,191)           (17,110)             (152,731)            (32,882)
                                                       ---------------    ---------------       ---------------     ---------------
                                                            2,128,009          1,819,571             4,210,573           3,613,180
                                                       ---------------    ---------------       ---------------     ---------------

Income (loss) from continuing operations
  before extraordinary gain                                     3,971           (330,745)             (155,569)           (491,987)

Discontinued operations:
  Gain (loss) from operations                                 (50,293)               922               (13,619)             56,741
  Gain from disposal                                          195,498                  -               195,498                   -
                                                       ---------------    ---------------       ---------------     ---------------

Income (loss) before extraordinary gain                       149,176           (329,823)               26,310            (435,246)

Extraordinary gain - extinguishment of debt                   329,279                  -               329,279             149,206
                                                       ---------------    ---------------       ---------------     ---------------

Net income (loss)                                   $         478,455  $        (329,823)    $         355,589   $        (286,040)
                                                       ===============    ===============       ===============     ===============

Earnings (loss) applicable to common stock          $         443,322  $        (359,128)    $         286,217   $        (349,543)
                                                       ===============    ===============       ===============     ===============


Earnings (loss) per common share
  primary and fully diluted:
      Income (loss) before extraordinary gain:

          Continuing operations                                ($0.01)            ($0.14)               ($0.07)             ($0.22)

          Discontinued operations                                0.04               -                     0.05                0.02

      Extraordinary gain                                         0.10               -                     0.10                0.06

                                                      ---------------    ---------------       ---------------     ---------------
      Net income (loss)                                         $0.13             ($0.14)                $0.08              ($0.14)
                                                      ===============    ===============       ===============     ===============

      Weighted average common
         shares outstanding                                 3,372,993          2,568,541             3,064,069           2,555,994
                                                            =========          =========             =========           =========


                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                      AUGUST 31,
                                                                                     ---------------------------------------------

                                                                                              1996                     1995
                                                                                     --------------------     --------------------
OPERATING ACTIVITIES
  Loss from continuing operations before extraordinary gain                           $         (155,569)       $        (491,987)
  Adjustments to reconcile loss to net cash
     provided by operating activities:
       Depreciation and amortization                                                             424,511                  240,727
       Gain on disposal of assets                                                                (24,316)                       -
       Changes in operating assets and liabilities:
          Accounts receivable                                                                 (2,039,135)               1,448,462
          Inventories                                                                           (702,723)                (487,567)
          Other current assets                                                                   (19,348)                (136,464)
          Accounts payable and accrued liabilities                                               303,175                 (378,451)
                                                                                        -----------------         ----------------

             Net cash used in continuing operating activities                                 (2,213,405)                 194,720
             Net cash provided by discontinued operating activities                               12,506                   95,741
                                                                                        -----------------         ----------------

             Net cash used in operating activities                                            (2,200,899)                 290,461

INVESTING ACTIVITIES
  Proceeds from disposal of assets                                                               524,559                        -
  Additions to property and equipment                                                           (359,812)                (735,848)
  Changes in other assets                                                                       (210,249)                  85,560
                                                                                        -----------------         ----------------

             Net cash  used in investing activities                                              (45,502)                (650,288)

FINANCING ACTIVITIES
  Changes in notes payable                                                                     3,000,146                  165,464
  Payments on long-term debt                                                                    (900,963)                (399,732)
  Cash dividends paid                                                                            (18,060)                 (18,065)
  Net proceeds from exchange of warrants                                                               -                  304,134
                                                                                        -----------------         ----------------

            Net cash provided by financing activities                                          2,081,123                   51,801
                                                                                        -----------------         ----------------

Decrease in cash and cash equivalents                                                           (165,278)                (308,026)

Cash at beginning of period                                                                      176,667                  655,373
                                                                                        -----------------         ----------------

Cash at end of period                                                                 $           11,389        $         347,347
                                                                                        =================         ================


Significant noncash investing and financing activities:
  In the six months ended August 31, 1996, the Company has incurred obligations of $893,000, related to an expansion project of its paint waste recycling operation, which are included in accounts payable at August 31, 1996.
  See Notes 1 and 3 for additional noncash transactions.


                            See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)

1.  DISCONTINUED OPERATIONS

On July 5, 1996, the Company sold all of the property and equipment of Meridian Environmental Services, Inc. ("MES"), a wholly-owned subsidiary which operated the Company's waste acid recycling and disposal business. The assets were sold for $700,000 to a new company formed by MES management. Of the $700,000 purchase price, $200,000 is represented by notes due from the purchaser, payable in varying installments over a period of five years. Of the $395,000 gain on the sale of the assets, $195,000 was recognized during the Company's quarter ending August 31, 1996, and the remainder will be recognized as the notes are collected.

The accompanying condensed consolidated financial statements have been restated to separately report the operating results of this discontinued operation. Net sales of the discontinued operation were $101,000 and $385,000 in the quarters ended August 31, 1996 and 1995, respectively and $458,000 and $871,000 for the six-month periods ended August 31, 1996 and 1995, respectively.

2.  EXTINGUISHMENT OF DEBT

The Company has executed an agreement effective June 28, 1996 to repay a note payable to Haden Purification, Inc. ("HPI"). The terms of the agreement included, among other things, settlement of the note payable, which had a balance due of $674,000 on June 28, 1996, for a payment of $350,000 made in July 1996 in full satisfaction of all principal and interest due under the note. The resultant $329,000 gain on extinguishment of debt is classified as an extraordinary gain in the accompanying statements of operations for the three months and six months ended August 31, 1996.

In March 1995, the Company negotiated an agreement with a stockholder who held less than 5% of the outstanding voting stock, whereby a convertible note payable in an amount of $596,822 was settled for $447,600 payable in 18 monthly payments commencing in March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 in the six months ended August 31, 1995.

3.  CAPITAL STOCK

In May 1996 the Board of Directors of the Company authorized the issuance of 600,000 shares of common stock in exchange for a reduction of $300,000 to a convertible note payable to an officer and stockholder. Accordingly, long-term debt due after one year has been reduced and stockholders' equity has been increased by $300,000 in the accompanying August 31, 1996 condensed consolidated balance sheet.

4.  DIVIDENDS

The Company's Series B preferred stock has a mandatory dividend payable semi-annually. On August 1, 1996 the Company paid a dividend to holders of the Series B preferred stock by issuing 54,733 shares of common stock. The dividend was recorded at the fair market value of the common shares issued.

5.  RELATED PARTY TRANSACTIONS

The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and six months ended August 31, 1996 amounted to $75,000 and $151,000, respectively. During the three months and six months ended August 31, 1995, the lease payments amounted to $63,000 and $125,000, respectively. Company management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                      SECOND QUARTER ENDED AUGUST 31, 1996
                                   COMPARED TO
                      SECOND QUARTER ENDED AUGUST 31, 1995

Second quarter sales of $16.8 million represented a 34% increase over sales reported in the same quarter in the prior year. This record sales volume for the Company was a result of the strong demand for steel products in the U.S. economy and the growth of the Company's steel processing operations.

As discussed further in Note 1 to the condensed consolidated financial statements, in the second quarter of fiscal 1997 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results for the Company have been restated for all periods presented to separately report the operating results and gain on sale of assets of this discontinued operation. Discussions of results of operations which follow pertain only to continuing operations.

For the second quarter of fiscal 1997, the Company reported income from continuing operations before extraordinary gain of $4,000 compared to a loss of $331,000 in the same quarter last year. Net income of $478,000 for the second quarter of fiscal 1997 includes an extraordinary gain of $329,000 from the early extinguishment of debt at less than face value, as further discussed in Note 2 to the condensed consolidated financial statements.

STEEL DISTRIBUTION AND PROCESSING SEGMENT The Company's steel distribution and processing operations reported net sales of $15.8 million for the second quarter of fiscal 1997, an increase of $4.2 million or 36% over the second quarter of the prior year. The sales increase was caused primarily by the growth of the Company's steel service centers in the Detroit and Chicago markets. Net sales for the steel service center in Gary, Indiana, which was acquired in November 1995, amounted to $3.6 million in the second quarter of fiscal 1997. Operating profits for this segment amounted to $681,000, an increase of $450,000 from the second quarter of the prior year.

Gross margin (net sales less cost of sales) as a percentage of net sales was 11.2% in the second quarter of fiscal 1997 compared to 9.5% in the comparable quarter of the prior year. This gross margin increase is attributable to the increased emphasis on providing value-added processing of steel products sold to end-user customers, which generally generates higher gross margins than the steel distribution business. Additionally, the market for steel products continues to be strong as demand continues at high levels.

In March 1995 the Company shut down its bumper stock pickling business. At that time, certain changes were made to the pickling facility in order to handle bar coil product. The Company was unable to secure sufficient bar coil pickling business to operate profitably during fiscal 1996 and this operation was closed in March 1996. The Company has leased the facility and an adjacent warehouse to another party. Second quarter sales for this facility decreased $225,000 from the same quarter of the prior year. Operating profit for this facility amounted to $19,000 for the second quarter of fiscal 1997, whereas the operating loss for the second quarter of the prior year amounted to $134,000.

WASTE MANAGEMENT SEGMENT This segment reflects the results of the operations of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling increased to $974,000 in the second quarter of fiscal 1997 from $910,000 in the second quarter of the prior year.

This segment reported a $62,000 operating loss in the second quarter of fiscal 1997, compared to operating profits of $109,000 for the same quarter last year. The loss principally resulted from higher administrative costs as the paint waste recycling operation prepares for future expansion of its operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $354,000 increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business and increased administrative expenses associated with the paint waste recycling operations.

INTEREST EXPENSE Interest expense increased $15,000 (or 4%) in the second quarter of fiscal 1997. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion of the steel processing business.

                        SIX MONTHS ENDED AUGUST 31, 1996
                                   COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1995

Net sales for the six months ended August 31, 1996 of $31.5 million represented record sales for the Company for any six month period and was a 15% increase over the same period for the prior year. For the six month period ended August 31, 1996, the Company reported an operating loss from continuing operations before extraordinary gain of $156,000 compared to $492,000 for the same period in the prior fiscal year. Results for fiscal 1997 and 1996 include the recognition of extraordinary gains from the extinguishment of debt at less than face value of $329,000 and $149,000, respectively.

STEEL DISTRIBUTION AND PROCESSING SEGMENT Sales for the segment amounted to $29.7 million for the six months ended August 31, 1996, a $4.0 million or 16% increase over sales reported in the same period in the prior fiscal year. The development of the Company's steel service center business previously described largely contributed to this sales increase. Operating profits for this segment amounted to $1,248,000, an increase of $479,000 from the first six months of the prior fiscal year. Steel segment gross margin as a percentage of net sales was 11.5% for the first six months of fiscal 1997 compared to 9.3% in the comparable period of the prior year. The increase in gross margin percentage and operating profits is due to the effect of the strong demand for steel products and the Company's emphasis on providing value-added processing of steel products for its end-user customers.

WASTE MANAGEMENT SEGMENT This segment reflects the results of the operations of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling increased to $1,778,000 in the first six months of fiscal 1997 from $1,690,000 in the comparable period of the prior year.

The paint waste recycling operation reported a $161,000 operating loss in the first six months of fiscal 1997, compared to operating profits of $46,000 for the same period last year. The loss principally resulted from higher administrative costs as the paint waste recycling operation prepares for future expansion of its operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $667,000 increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business and increased administrative expenses associated with the paint waste recycling operations.

INTEREST EXPENSE Interest expense increased $50,000 (or 7%) as the average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion of the Company's steel processing business.

                         LIQUIDITY AND CAPITAL RESOURCES

Environmental Purification Industries Company ("EPIC"), a partnership composed of two wholly-owned subsidiaries which is engaged in paint waste recycling, has commenced an expansion project at its facility in Toledo, Ohio. The project has been undertaken to expand the capabilities and capacity of its paint waste recycling services. The expansion will supplement EPIC's existing recycling methods and will utilize a new technology for recycling paint wastes, the Polymeric Recovery System ("PRS"), which produces a recycled product used in the making of compounded polymer products such as sealants and adhesives.

The cost of the expansion, estimated to be $2,300,000, was to have been paid for by a combination of (i) anticipated proceeds from a planned initial public offering of an approximate 50% interest in the EPIC paint waste recycling operation and (ii) debt financing. Due to weakness in the investment market for the public offering, the planned offering has been indefinitely delayed. To date EPIC has incurred commitments of approximately $1,265,000 on the project, of which $898,000 remains unpaid. The expansion project has been suspended pending arrangement of a definitive financing arrangement. The Company is pursuing several alternatives for conventional debt financing for the project, including negotiations with its major bank lender, to obtain the funds necessary to complete the project. Although the Company believes financing will be obtained, there can be no assurance that sufficient financing will be made available on terms that are economically feasible and acceptable to the Company. The Company will also continue to seek completion of the proposed initial public offering and other sources of equity capital.

In the event the Company is unable to secure adequate financing for the project, EPIC would be unable to complete the project or to meet the obligations already incurred. The inability to satisfy these obligations would also cause EPIC to be in default under provisions of agreements relating to a mortgage note payable having an outstanding balance of $1,506,000 as of August 31, 1996. The Company has guaranteed EPIC's obligations under the mortgage note payable agreements and to certain of the project creditors. The default provisions of the mortgage note payable agreements give certain parties to the agreements the right to declare the obligation to be immediately due and payable. The Company would seek to set up deferred payment arrangements with some or all of the project creditors which the Company believes it could satisfy from future operating cash flows. The Company also believes it could reach agreements with the parties to the mortgage note payable agreements to continue principal and interest payments as scheduled. There can be no assurance that the Company could negotiate such arrangements with its creditors, in which case, the Company would be unable to meet its then current financial obligations and, if required, would seek whatever legal relief is available in order to continue operations.

The Company has incurred in excess of $400,000 for legal, accounting and printing fees in conjunction with the proposed initial public offering. These fees were to be paid from the offering proceeds. In the event the Company is unable to complete the offering, it would seek to satisfy these obligations over an extended period of time from the Company's operating cash flows. These offering costs have been deferred as other assets in the accompanying balance sheet as of August 31, 1996, until such time as the offering is completed or abandoned.

The Company had a $2,991,000 working capital deficit at August 31, 1996, reflecting an increase in the deficiency since February 29, 1996 of $1,548,000. This increase is a result of obligations for EPIC's expansion project which remain unpaid or were paid with short-term interim financing and the extinguishment of certain long term debt at a discount from proceeds of short-term borrowings. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

The Company's primary sources of liquidity are its cash balances and a $12 million revolving demand credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. Violations in the second quarter of fiscal 1997 of certain covenants contained in the line of credit agreement have been waived by the bank. The Company is negotiating with the bank to modify certain covenants for the future. As of August 31, 1996, the outstanding balance of the revolving credit line amounted to $11,301,000 and unused availability amounted to $349,000.

The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

In the first quarter of fiscal 1997, William D. Feniger, an officer, director and stockholder received 600,000 newly issued shares of common stock in exchange for a $300,000 reduction of a convertible note payable to him.

As a result of federal environmental regulations issued in 1991, EPIC, the Company's paint waste recycling operation, is required to and has submitted to the U.S. EPA an operating permit application under the Resources Conservation Recovery Act of 1980. The final approval for such a permit may take several years and require additional outlays of funds. During the application and review process, EPIC's operations continue on interim status and are unaffected. EPIC may be required to make modifications to its operating procedures or equipment in the future, although EPIC's management believes its operations meet the requirements without modification.

EPIC has entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its PRS paint recycling process. EPIC has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the process, formulae and technology. Minimum monthly payments required under the agreement are $20,000. As previously discussed, EPIC has begun, but suspended, pending financing, construction of a facility which would utilize the Aster technology.

Other than EPIC's expansion project, the Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under its loan agreement with the bank.

The Company has incurred losses in the two prior fiscal years, has a working capital deficiency, and has been unable to meet certain covenants of its bank loans. Management has taken certain actions to improve the Company's operating performance and financial position. The following transactions, which are more fully described above or in the notes to the condensed consolidated financial statements, have been completed to improve the financial condition of the Company and provide additional working capital:

                - Exchange of 600,000 shares of Common Stock of the Company for a $300,000 reduction of a note payable to an officer and stockholder.
                -  The sale of its spent acid recycling operations in July 1996.
                -  The extinguishment of certain debt at a discount in July
                   1996.
                - The shutdown of a bar coil pickling operation and the leasing of the facility and adjacent warehouse to another party.

Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPIC, among other items. As previously discussed, management is taking measures to improve operating results and the Company's financial position and accordingly, except as noted below, management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1997. In the event the Company is unable to obtain financing to meet the obligations incurred for EPIC's expansion project and the indefinitely delayed initial public offering, the Company would seek to establish deferred payment arrangements which would allow the Company to meet these obligations from operating cash flows over an extended period of time, although there can be no assurance such arrangements can be agreed upon.

                          MERIDIAN NATIONAL CORPORATION

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The Annual Meeting of Stockholders of Meridian National
              Corporation was held on August 2, 1996.

    (c)  Matters voted upon at the meeting:

         1. An amendment to the Company's 1990 Non-Qualified and Incentive Stock Option Plan.

                  Votes in favor                   1,116,489
                  Votes against                       66,892
                  Abstentions                         13,434
                  Broker non-votes                 1,312,812

         2. Approval of the appointment of Ernst & Young as the independent accountants for the Company for the Company's 1997 fiscal year.

                  Votes in favor                   2,491,304
                  Votes against                       10,352
                  Abstentions                          7,971

         3. Election of the following persons to serve on the Board of Directors until the next Annual Meeting of Stockholders.

                                                                Authority to
                                             Votes in favor    vote withheld
                                             --------------    -------------

                  William D. Feniger            2,479,293          30,334
                  Wayne Gardenswartz            2,480,395          29,232
                  Jeffrey A. Slade              2,480,993          28,634
                  Larry Berman                  2,481,090          28,537

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

      27.  Financial Data Schedule

    (b)    Reports on Form 8-K

         One report on Form 8-K was filed during the quarter ended August 31, 1996. A report was filed on August 28, 1996 to disclose under Item 5 Other Events, the settlement of a note payable at a discount and the sale of assets of the Company's waste acid recycling and disposal business.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERIDIAN NATIONAL CORPORATION
                                                (Registrant)




Date:  October 21, 1996                By  /s/ William D. Feniger
                                          --------------------------------
                                          William D. Feniger
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer


Date:  October 21, 1996                By  /s/ James L. Rosino
                                          ---------------------------------
                                          James L. Rosino
                                          Vice President - Finance and
                                          Chief Financial Officer