Form 10-Q
period 1996-11-30
MERIDIAN NATIONAL CORP
filed 1997-01-17
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended NOVEMBER 30, 1996

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

As of December 31, 1996, 3,409,878 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and nine months ended November 30, 1996 may not be indicative of the results of operations for the year ending February 28, 1997. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

                          MERIDIAN NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                        NOVEMBER 30,       FEBRUARY 29,
                                                                            1996               1996
                                                                        ------------       ------------
ASSETS
Current assets:
  Cash                                                                  $    16,820        $    176,667
  Accounts receivable - net                                              10,800,687           8,221,356
  Inventories                                                            10,148,374           8,860,574
  Other current assets                                                      221,031             157,840
                                                                        -----------        ------------

        Total current assets                                             21,186,912          17,416,437

Property and equipment, at cost                                          12,530,621          12,295,459
  Less accumulated depreciation and amortization                          4,863,917           5,403,083
                                                                        -----------        ------------

                                                                          7,666,704           6,892,376


Other assets                                                              1,549,536             944,453
                                                                        -----------        ------------

                                                                        $30,403,152        $ 25,253,266
                                                                        ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                         $11,630,100        $  9,006,182
  Accounts payable and accrued liabilities                               11,885,084           8,904,892
  Long-term debt due within one year:
    Related parties                                                              --             149,206
    Other                                                                   831,061             799,270
                                                                        -----------        ------------

        Total current liabilities                                        24,346,245          18,859,550

Long-term debt due after one year:
  Related parties                                                           275,232             596,822
  Other                                                                   3,592,272           4,891,969

Minority interest                                                           178,693                  --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                                   400,000             400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                                 775,320             775,320

  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,409,878 shares outstanding (2,755,145 at February 29, 1996)            34,099              27,551

  Capital in excess of stated value                                      10,779,203          10,042,327

  Deficit                                                                (9,977,912)        (10,340,273)
                                                                        -----------        ------------

        Total stockholders' equity                                        2,010,710             904,925
                                                                        -----------        ------------

                                                                        $30,403,152        $ 25,253,266
                                                                        ===========        ============


                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             NOVEMBER 30,                           NOVEMBER 30,
                                                     ------------------------------        ------------------------------
                                                         1996               1995               1996               1995
                                                     -----------        -----------        -----------        -----------
Net sales                                            $18,124,374        $13,763,637        $49,593,396        $41,108,688
Costs of sales                                        15,893,599         12,311,682         43,307,617         36,535,540
                                                     -----------        -----------        -----------        -----------
Gross margin                                           2,230,775          1,451,955          6,285,779          4,573,148

Other costs and expenses:
  Selling, general and administrative                  1,826,173          1,429,214          5,405,740          4,341,652
  Interest expense                                       411,812            344,390          1,195,549          1,078,014
                                                                                                     0                  0
  Miscellaneous - net                                    (86,463)           (66,755)          (239,194)           (99,637)
                                                     -----------        -----------        -----------        -----------

                                                       2,151,522          1,706,849          6,362,095          5,320,029
                                                     -----------        -----------        -----------        -----------

Income (loss) from continuing operations
  before extraordinary gain                               79,253           (254,894)           (76,316)          (746,881)

Discontinued operations:
  Gain (loss) from operations                                891             69,505            (12,728)           126,246
  Gain from disposal                                       5,000                 --            200,498                 --
                                                     -----------        -----------        -----------        -----------

Income (loss) before extraordinary gain                   85,144           (185,389)           111,454           (620,635)

Extraordinary gain - extinguishment of debt                   --                 --            329,279            149,206
                                                     -----------        -----------        -----------        -----------

Net income (loss)                                    $    85,144        $  (185,389)       $   440,733        $  (471,429)
                                                     ===========        ===========        ===========        ===========


Earnings (loss) applicable to common stock           $    50,946        $  (219,587)       $   337,163        $  (569,130)
                                                     ===========        ===========        ===========        ===========

Earnings (loss) per common share -
   primary and fully diluted:
      Income (loss) before extraordinary gain:

          Continuing operations                      $      0.01        $     (0.11)       $     (0.05)       $     (0.33)

          Discontinued operations                             --               0.03               0.05               0.05

      Extraordinary gain                                      --                 --               0.10               0.06

                                                     -----------        -----------        -----------        -----------
      Net income (loss)                              $      0.01        $     (0.08)       $      0.10        $     (0.22)
                                                     ===========        ===========        ===========        ===========

      Weighted average common
         shares outstanding                            3,409,878          2,714,506          3,178,500          2,608,447
                                                     -----------        -----------        -----------        -----------





                             See accompanying notes

                          MERIDIAN NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                    NOVEMBER 30,
                                                                          ------------------------------
                                                                             1996               1995
                                                                          -----------        -----------
OPERATING ACTIVITIES
  Loss from continuing operations before extraordinary gain               $   (76,316)       $  (746,881)
  Adjustments to reconcile loss to net cash
     provided by operating activities:
       Depreciation and amortization                                          634,637            360,996
       Gain on disposal of assets                                             (19,741)                --
       Minority interest                                                      (19,096)                --
       Changes in operating assets and liabilities:
          Accounts receivable                                              (2,405,921)           757,486
          Inventories                                                      (1,287,800)         1,382,469
          Other current assets                                                (63,191)           (51,109)
          Accounts payable and accrued liabilities                          2,560,472         (1,240,711)
                                                                          -----------        -----------

             Net cash used in continuing operating activities                (676,956)           462,250
             Net cash provided by discontinued operating activities            13,397            184,746
                                                                          -----------        -----------

             Net cash provided by (used in) operating activities             (663,559)           646,996

INVESTING ACTIVITIES

  Additions to property and equipment                                      (1,516,730)          (826,146)
  Proceeds from disposal of assets                                            530,759                 --
  Changes in other assets                                                    (599,536)           (31,434)
                                                                          -----------        -----------

             Net cash  used in investing activities                        (1,585,507)          (857,580)

FINANCING ACTIVITIES
  Changes in notes payable                                                  2,623,918            186,303
  Payments on long-term debt                                               (1,107,540)          (685,286)
  Issuance of common stock of subsidiary                                      600,000                 --
  Cash dividends paid                                                         (27,159)           (27,065)
  Net proceeds from exchange of warrants                                           --            304,134
                                                                          -----------        -----------

            Net cash provided by financing activities                       2,089,219           (221,914)
                                                                          -----------        -----------

Decrease in cash and cash equivalents                                        (159,847)          (432,498)

Cash at beginning of period                                                   176,667            655,373
                                                                          -----------        -----------

Cash at end of period                                                     $    16,820        $   222,875
                                                                          ===========        ===========


Significant noncash investing and financing activities:

  In the nine months ended November 30, 1996, the Company has incurred obligations of $135,000, related to an expansion project of its paint waste recycling operation, which are included in accounts payable at November 30, 1996.

  See Notes 3 and 5 for additional noncash transactions.


                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.  FINANCING OF EXPANSION OF PAINT WASTE RECYCLING FACILITIES

In November 1996 the Company completed arrangements for short-term financing for an expansion project scheduled for completion in March 1997 at its paint waste recycling facility. The cost of the expansion is estimated at $2,300,000. Financing arrangements include the extension of the maturity of two notes with its prime lender bank to September 30, 1997. These two notes total $650,000. The bank also loaned an additional $1,700,000 under a note which is secured by the expansion project. This note requires monthly payments of $21,000 plus interest at prime plus 1.5% and a final payment of the outstanding balance at October 31, 1997. The note is guaranteed up to $750,000 by MNP Corporation ("MNP"), a company in which one of the Company's directors has a majority ownership. Presently MNP leases certain properties from the Company. The Company has agreed to reimburse MNP to the extent MNP is called upon to honor such guarantee and, as security for this reimbursement obligation, the Company has granted certain security in the leased properties. Additionally, an officer and stockholder has given his personal guarantee on the Company's entire borrowings from the bank, including its revolving credit line of $12,000,000. $25,000 of a closing fee of $200,000 in conjunction with the financing was paid at closing, with the balance of $175,000 due at October 31, 1997. The Company is expensing the closing fee ratably over the twelve months until maturity of the borrowings. The Company is investigating various sources for long-term financing for the project.


2.  MINORITY INVESTMENT IN PAINT WASTE RECYCLING BUSINESS

In November 1996, a recently formed, and previously wholly-owned subsidiary, EPI Technologies, Inc., issued shares of its common stock representing a 20% interest for $600,000. The issued shares are held equally by three investors, one of which is MNP Corporation. Concurrent with the sale of the common stock of EPI Technologies, the Company transferred to EPI Technologies two wholly-owned subsidiaries which between them own a 100% interest in a partnership, Environmental Purification Industries Company, which operates the Company's paint waste recycling facility.

3.  DISCONTINUED OPERATIONS

On July 5, 1996, the Company sold all of the property and equipment of Meridian Environmental Services, Inc. ("MES"), a wholly-owned subsidiary which operated the Company's waste acid recycling and disposal business. The assets were sold for $700,000 to a new company formed by MES management. Of the $700,000 purchase price, $200,000 is represented by notes due from the purchaser, payable in varying installments over a period of five years. Of the $395,000 gain on the sale of the assets, $195,000 was recognized in July 1996, and the remainder will be recognized as the notes are collected.

The accompanying condensed consolidated financial statements have been restated to separately report the operating results of this discontinued operation. Net sales of the discontinued operation were $507,000 in the quarter ended November 30, 1995 and $458,000 and $1,378,000 for the nine-month periods ended November 30, 1996 and 1995, respectively.


4.  EXTINGUISHMENT OF DEBT

The Company executed an agreement, effective June 28, 1996, to repay a note payable to Haden Purification, Inc. ("HPI"). The terms of the agreement included, among other things, settlement of the note payable, which had a balance due of $674,000 on June 28, 1996, for a payment of $350,000 made in July 1996 in full satisfaction of all principal and interest due under the note. The resultant $329,000 gain on extinguishment of debt is classified as an extraordinary gain in the accompanying statements of operations for the nine months ended November 30, 1996.

In March 1995, the Company negotiated an agreement with a stockholder who held less than 5% of the outstanding voting stock, whereby a convertible note payable in an amount of $596,822 was settled for $447,600 payable in 18 monthly payments commencing in March 1995, without interest. The early retirement of this obligation resulted in the recording of an extraordinary gain of $149,000 in the nine months ended November 30, 1995.


5.  CAPITAL STOCK

In May 1996 the Board of Directors of the Company authorized the issuance of 600,000 shares of common stock in exchange for a reduction of $300,000 to a convertible note payable to an officer and stockholder. Accordingly, long-term debt due after one year has been reduced and stockholders' equity has been increased by $300,000 in the accompanying November 30, 1996 condensed consolidated balance sheet.

6.  DIVIDENDS

The Company's Series B preferred stock has a mandatory dividend payable semi-annually. On August 1, 1996 the Company paid a dividend to holders of the Series B preferred stock by issuing 54,733 shares of common stock. The dividend was recorded at the fair market value of the common shares issued.


7.  RELATED PARTY TRANSACTIONS

The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and nine months ended November 30, 1996 amounted to $75,000 and $226,000, respectively. During the three months and nine months ended November 30, 1995, the lease payments amounted to $63,000 and $188,000, respectively. Company management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                      THIRD QUARTER ENDED NOVEMBER 30, 1996
                                   COMPARED TO
                      THIRD QUARTER ENDED NOVEMBER 30, 1995



Third quarter sales of $18.1 million represented a 32% increase over sales reported in the same quarter in the prior year. This second consecutive quarterly sales record for the Company was a result of the strong demand for steel products in the U.S. economy and the growth of the Company's steel processing operations.

As discussed further in Note 3 to the condensed consolidated financial statements, in the third quarter of fiscal 1997 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results for the Company have been restated for all periods presented to separately report the operating results and gain on sale of assets of this discontinued operation. Discussions of results of operations which follow pertain only to continuing operations.

For the third quarter of fiscal 1997, the Company reported income from continuing operations before extraordinary gain of $79,000 compared to a loss of $255,000 in the same quarter last year.

STEEL DISTRIBUTION AND PROCESSING SEGMENT The Company's steel distribution and processing operations reported net sales of $17.3 million for the third quarter of fiscal 1997, an increase of $4.5 million or 35% over the third quarter of the prior year. The sales increase was caused primarily by the growth of the Company's steel service centers in the Detroit and Chicago markets. Net sales for the steel service center in Gary, Indiana, which was acquired in November 1995, amounted to $3.8 million in the third quarter of fiscal 1997. Operating profits for this segment amounted to $820,000, an increase of $598,000 from the third quarter of the prior year.

Gross margin (net sales less cost of sales) as a percentage of net sales was 11.4% in the third quarter of fiscal 1997 compared to 8.3% in the comparable quarter of the prior year. This gross margin increase is attributable to the increased emphasis on providing value-added processing of steel products sold to end-user customers, which generally generates higher gross margins than the steel distribution business. Additionally, the market for steel products continues to be strong as demand continues at high levels.

In March 1995 the Company shut down its bumper stock pickling business. At that time, certain changes were made to the pickling facility in order to handle bar coil product. The Company was unable to secure sufficient bar coil pickling business to operate profitably during fiscal 1996 and this operation was closed in March 1996. The Company has leased the facility and an adjacent warehouse to another party. Operating profit for this facility amounted to $5,000 for the third quarter of fiscal 1997, whereas the operating loss for the third quarter of the prior year amounted to $97,000.

WASTE MANAGEMENT SEGMENT This segment reflects the results of the operations of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling decreased to $804,000 in the third quarter of fiscal 1997 from $927,000 in the third quarter of the prior year. The sales decline resulted mainly from a 10 day loss of production from one of its two processing systems due to damage from debris which entered the system with paint wastes it was processing.

This segment reported a $144,000 operating loss in the third quarter of fiscal 1997, compared to operating profits of $98,000 for the same quarter last year. The loss principally resulted from lower sales volume and higher administrative costs as the paint waste recycling operation prepares for the implementation of additional process capacity through expansion of its facilities in Toledo, Ohio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $397,000 increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business and increased administrative expenses associated with the paint waste recycling operations.

INTEREST EXPENSE Interest expense increased $67,000 (or 20%) in the third quarter of fiscal 1997. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion of the steel processing business.


                       NINE MONTHS ENDED NOVEMBER 30, 1996
                                   COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1995


Net sales for the nine months ended November 30, 1996 of $49.6 million represented record sales for the Company for any nine month period and was a 21% increase over the same period for the prior year. For the nine month period ended November 30, 1996, the Company reported an operating loss from continuing operations before extraordinary gain of $76,000 compared to $747,000 for the same period in the prior fiscal year. Results for fiscal 1997 and 1996 include the recognition of extraordinary gains from the extinguishment of debt at less than face value of $329,000 and $149,000, respectively.

STEEL DISTRIBUTION AND PROCESSING SEGMENT Sales for the segment amounted to $47.0 million for the nine months ended November 30, 1996, a $8.5 million or 22% increase over sales reported in the same period in the prior fiscal year. The development of the Company's steel service center business previously described largely contributed to this sales increase. Operating profits for this segment amounted to $2,069,000, an increase of $1,077,000 from the first nine months of the prior fiscal year. Steel segment gross margin as a percentage of net sales was 11.4% for the first nine months of fiscal 1997 compared to 9.0% in the comparable period of the prior year. The increase in gross margin percentage and operating profits is due to the effect of the strong demand for steel products and the Company's emphasis on providing value-added processing of steel products for its end-user customers.

WASTE MANAGEMENT SEGMENT This segment reflects the results of the operations of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling decreased slightly to $2,582,000 in the first nine months of fiscal 1997 from $2,618,000 in the comparable period of the prior year.

The paint waste recycling operation reported a $304,000 operating loss in the first nine months of fiscal 1997, compared to operating profits of $143,000 for the same period last year. The loss principally resulted from lost production time in the third quarter as previously discussed and higher administrative costs as the paint waste recycling operation prepares for its expanded operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $1,064,000 increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business and increased administrative expenses associated with the paint waste recycling operations.

INTEREST EXPENSE Interest expense increased $117,000 (or 11%) as the average outstanding borrowings rose as a result of the increase in working capital requirements associated with the expansion of the Company's steel processing business.


                         LIQUIDITY AND CAPITAL RESOURCES

Environmental Purification Industries Company ("EPIC") has commenced an expansion project at its paint waste recycling facility in Toledo, Ohio. EPIC is a partnership which is indirectly 100% owned by EPI Technologies, Inc., a company which is 80% owned by the Company (see Note 2 to the Condensed Consolidated Financial Statements). The project, scheduled for completion and start-up in March 1997, has been undertaken to expand the capabilities and capacity of EPIC's paint waste recycling services. The expansion will supplement EPIC's existing recycling methods and will utilize a new technology for recycling paint wastes, the Polymeric Recovery System ("PRS"), which produces a recycled product used in the making of compounded polymer products such as sealants and adhesives.

The cost of the expansion, estimated to be $2,300,000, was to have been paid for by a combination of (i) anticipated proceeds from a planned initial public offering of an approximate 50% interest in EPI Technologies and (ii) debt financing. Due to weakness in the investment market for the public offering, the planned offering has been indefinitely delayed. The Company has arranged interim short-term financing to allow completion of the expansion project. Refer to Note 1 to Condensed Consolidated Financial Statements for terms and additional information regarding the short-term bank financing. The Company is investigating various alternatives to provide long term funding for the project, including debt financing, completion of the proposed initial public offering and other sources of equity capital.

The Company has incurred in excess of $400,000 for legal, accounting and printing fees in conjunction with the proposed initial public offering. These fees were to be paid from the offering proceeds. The Company is seeking to reduce the amount of these fees and establish payment schedules through negotiations with the service providers in the event the Company is unable to complete an offering. These costs have been deferred as other assets in the accompanying balance sheet as of November 30, 1996.

The Company had a $3,159,000 working capital deficit at November 30, 1996, reflecting an increase in the deficiency since February 29, 1996 of $1,716,000. This increase is a result of financing EPIC's expansion project with short-term interim financing and the extinguishment of certain long-term debt at a discount from proceeds of short-term borrowings. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

The Company's primary sources of liquidity are its cash balances and a $12 million revolving demand credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of November 30, 1996, the outstanding balance of the revolving credit line amounted to $9,280,000 and unused availability amounted to $2,720,000.

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

EPIC has entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its PRS paint recycling process. EPIC has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the process, formulae and technology. Minimum monthly payments required under the agreement are $20,000. As previously discussed, EPIC has begun construction of a facility which will utilize the Aster technology.

Additional expenditures to complete EPIC's expansion project are estimated to approximate $850,000 at November 30, 1996. Other than EPIC's expansion project, the Company does not have any material capital expenditure commitments at this time. Capital expenditures are otherwise limited to $500,000 under its loan agreement with the bank.

The Company has incurred losses in the two prior fiscal years, has a working capital deficiency, and has in the past been unable to meet certain covenants of its bank loans. Management has taken certain actions to improve the Company's operating performance and financial position. The following transactions, which are more fully described above or in the notes to the condensed consolidated financial statements, have been completed to improve the financial condition of the Company and provide additional working capital:

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

         -        Sale of a 20% interest in EPI Technologies for $600,000.

         -        Implementation of a cost reduction program in December 1996.

Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPIC, among other items. As previously discussed, management is taking measures to improve operating results and the Company's financial position and accordingly, except as noted below, management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for the next year. In the event the Company is unable to secure adequate long-term funding for EPIC's expansion project prior to the maturity of the current short-term financing in September and October 1997, the Company would be unable to repay the obligations without significant adverse effects on its ability to continue its overall operations at current levels.

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

            27.   Financial Data Schedule

         (b)      Reports on Form 8-K

      One report on Form 8-K was filed during the quarter ended November 30, 1996. A report was filed on November 27, 1996 to disclose under Item 5 Other Events, the completion of short-term financing arrangements for EPIC's expansion project and the completion of a private placement of a 20% equity interest in EPI Technologies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MERIDIAN NATIONAL CORPORATION
                                            (Registrant)




Date:  January 17, 1997            By  /s/ William D. Feniger
                                       -------------------------------------
                                       William D. Feniger
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer


Date:  January 17, 1997            By  /s/ James L. Rosino
                                       -------------------------------------
                                       James L. Rosino
                                       Vice President - Finance and
                                       Chief Financial Officer