Form 10-K
period 1997-02-28
MERIDIAN NATIONAL CORP
filed 1997-06-24
CIK 717192

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended FEBRUARY 28, 1997

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of May 30, 1997, 3,488,278 shares of Meridian National Corporation common stock were outstanding, and the aggregate market value of voting stock (based upon the closing price on the Automated Quotation System of the National Association of Securities Dealers, Inc.) held by non-affiliates was approximately $1,591,000 for common stock and $310,000 for Series B convertible voting preferred stock.

                         Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be held on August 8, 1997 (the "1997 Proxy Statement"), which the registrant intends to file within 120 days after the close of its fiscal year ended February 28, 1997, are incorporated by reference into Part III.

                                        PART I

ITEM 1.     DESCRIPTION OF BUSINESS

               Meridian National Corporation ("Meridian National" or the "Company", which, unless otherwise indicated, refers to Meridian National and its subsidiaries) is engaged in the steel distribution and processing business and in the waste management business.

                           GENERAL DEVELOPMENT OF BUSINESS

               Meridian National was incorporated as a Delaware corporation in 1985. Shortly thereafter, the Company acquired from certain present and former members of management, who were also principal stockholders of the Company, all of the outstanding capital stock of Ottawa River Steel Co. ("Ottawa River Steel"), National Metal Processing, Inc. ("National Metal") and two other companies whose operations were combined later with Ottawa River Steel and National Metal. The Company continued the operations of these acquired companies as the foundation of its steel distribution and processing business. National Metal was in the business of pickling steel sheets used in the automotive and truck industry (bumper stock). In March 1995, National Metal shut down its bumper stock pickling operations due to the loss of a major customer and subsequently converted its operations to the pickling of bar coil. It was unable to secure sufficient bar coil pickling business to operate profitably and closed this operation in March 1996. National Metal leased the steel pickling facility to another party in September 1996. A building adjacent to the steel pickling facility has been leased to the same party since June 1995.

               In January 1994, the Company acquired real property and equipment previously operated as a steel service center located in Detroit, Michigan, to expand its steel processing services to the end-user market. Shortly thereafter, the Company reopened the facility, using many of the personnel formerly employed by the seller at the facility.

                    In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. The operations at this facility are being continued using many of the personnel previously employed by the seller. This facility supplies steel products to primarily non-automotive markets, providing additional diversification of the Company's customer base and increasing its presence in the midwest marketplace

               The Company entered the waste management industry in 1985. Through a newly-formed subsidiary, Meridian Environmental Services, Inc. ("Meridian Environmental"), the Company began to recycle and re-market spent acids generated by its own steel processing operations and by other spent acid generators in the Detroit, Michigan and the Toledo, Ohio areas. In July 1996 all the property and equipment of Meridian Environmental were sold and the Company no longer is involved in the recycling and re-marketing of spent acids.

               In 1989 the Company formed National Purification, Inc. ("National Purification") as a wholly-owned subsidiary to enter into a general partnership with Haden Purification, Inc. ("Haden Purification").
The partnership, Environmental Purification Industries Company ("EPI"), was formed to own and operate one or more facilities for the recycling of paint waste using a proprietary paint waste drying system (DryPure-TM-) developed by Haden Environmental Corporation ("Haden Environmental"), an affiliate of
Haden Purification, and for the marketing of the reclaimed solids. EPI's first paint waste recycling facility started commercial operations in March 1991. National Purification and Haden Purification were equal partners in EPI and were otherwise unaffiliated. In 1992 Haden Purification terminated and abandoned its interest in EPI, and EPI became wholly-owned by the Company through its subsidiaries National Purification and MEPI Corp. ("MEPI"), which was formed in 1992. In September 1995, EPI entered into a license agreement with Aster, Inc. ("Aster") which developed a new paint waste recycling process known as the Polymeric Recovery System (the "PRS system"). The Company completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 which will utilize the PRS system when it starts commercial operations in July 1997.

               In February 1996, Meridian National formed EPI Technologies, Inc., ("EPI Technologies"), as a wholly-owned subsidiary. In November 1996, the Company transferred all of its shares in National Purification and MEPI to EPI Technologies. After the transfer, EPI Technologies effectively owned 100% of EPI, the general partnership which operates Meridian National's paint waste recycling facility.

Concurrent with the transfers, EPI Technologies issued shares of its common stock representing a 20% ownership interest, equally to three investors, for $600,000, effectively reducing the Company's ownership interest in its paint waste recycling operation to 80%.

               The Company's principal executive offices are located at 805 Chicago Street, Toledo, Ohio 43611 and its telephone number is (419) 729-3918.

                    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

               The Company's operations are classified within two separate industry segments. The steel distribution and processing segment handles flat-rolled steel products primarily for the automotive, truck and appliance industries. The waste management segment recycles paint wastes for companies in the automotive and waste management industries, as well as arranging for disposal of paint wastes at third-party disposal sites. Prior to July 1996, the waste management segment provided similar services for the recycling and disposal of spent acids.

               For financial information about the Company's industry segments, see Note 13 to the consolidated financial statements of the Company which are included elsewhere in this report as listed in PART IV, ITEM 14.

                          NARRATIVE DESCRIPTION OF BUSINESS

STEEL DISTRIBUTION AND PROCESSING SEGMENT

               Steel service centers and steel distributors represent a major market for primary steel producers ("steel mills"), serving as a source of supply for smaller manufacturers whose product requirements make purchasing directly from the steel mills unfeasible or for companies whose production processes require steel to be pre-processed before being placed into production. Companies operating in this industry generally are classified as steel service centers when they operate facilities that process steel products. Companies that acquire steel products for warehousing and/or direct redistribution to other steel consumers are generally classified as distributors. Steel service centers and distributors acquire steel products from steel mills and from other distributors. It is not uncommon for steel products to pass through the hands of one or more steel distributors and/or steel service centers before reaching an end user. Steel service centers and distributors normally specialize in particular grades of steel products. The majority of the companies operating in this industry are small to medium in size with no single company or group of companies exercising control over the industry. The products handled by the Company's steel distribution and processing business are carbon steel coils, sheets and bars.

               STEEL DISTRIBUTION During fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, 38%, 49% and 63%,
respectively, of the Company's net sales were generated through its steel distribution operations. The Company's steel distribution operations involve purchasing, storing and reselling steel products in their original form. The Company acquires steel from steel mills under various steel purchase programs and some of these programs involve the purchase of steel which did not meet order specifications of customers of the steel mills for whom the steel was originally intended. The Company also acquires steel products from steel mills under excess steel purchase programs. In times of low steel consumption, steel mills will make offerings of steel to distributors to maintain higher production rates at the steel mills. Ottawa River Steel is among the oldest companies operating as a steel distributor and has attained a good reputation and name identification in its industry. Historically, Ottawa River Steel has maintained strong relationships with a number of steel mills. These relationships and a broad base of steel suppliers have allowed Ottawa River Steel access to steel supplies when steel availability within the industry has been limited due to high demand.

               STEEL PROCESSING During fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, 57%, 42% and 26%, respectively, of the Company's net sales were generated by processed steel products and processing services. The Company provides slitting, cut-to-length, and batch pickling for steel products. These services are provided to customers as a value-added process to the Company's inventory for sale to end-user customers or to customers for customer-owned material (toll processing). As a result of the establishment and development of steel service centers in Detroit, Michigan and Gary, Indiana over the last several years, value-added steel sales have increased dramatically.

               * SLITTING AND CUT-TO-LENGTH Flat rolled steel products are generally manufactured by the steel mills in wide coil form. Consumers of these flat rolled products may require the steel to be cut into several coils of narrower widths. The steel slitting process involves the passing of the coil through roller knives which cut the steel into the desired widths. Additionally, others may require coils to be cut-to-length into sheets prior to taking delivery.

               * PICKLING When steel is produced at the steel mills, it is rolled at high temperatures which creates a scaly surface on the steel. This scale must be removed for surface sensitive steel applications which require polishing, plating or other finished surfaces. The pickling process removes this scale by the immersion of the steel in acid. This process can be performed while the steel is in coil form through a continuous pickling process or when the steel is in either the coil or sheet form through a batch pickling process. Generally, hydrochloric acid is used in the continuous pickling process and sulfuric acid is used in the batch pickling process. After pickling, the steel is rinsed in baths of neutralizer and water and then is coated with oil to prevent rust.

               CUSTOMERS The Company's steel distribution and processing services are marketed to the automotive, truck, building, appliance, furniture and agriculture industries and to companies servicing these industries in the upper midwest, as well as other areas east of the Mississippi River. The majority of North American car and truck final assembly plants and primary metal industries are located within a 500-mile radius of the Company's facilities. Sales to Production Stamping, Inc. accounted for 14% and 12% of the Company's net sales in fiscal 1997 and 1996, respectively and sales are continuing at approximately the same levels.

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

WASTE MANAGEMENT SEGMENT

               In early 1989, the Company became aware of the magnitude of the disposal problems facing generators of paint wastes and learned of a unique process for the handling of these wastes. The process, known as DryPure-TM- and patented by Haden Environmental, heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry inert powder that represents a reduction in volume of paint waste by up to 90%. Originally DryPure-TM- systems were sold directly to automobile manufacturers which disposed of the resultant dry powder from the process in landfills. The Company recognized that small and mid-size paint waste generators presented a market for the DryPure-TM- system. In addition, the Company began exploring the possibility of marketing the resultant dry powder, EPI-PURE-TM- and was successful in finding commercial applications for it. In 1989, as a result of the Company's success in finding uses and markets for EPI-PURE-TM-, Haden Purification and the Company formed EPI as a general partnership for the purpose of constructing and operating commercial facilities to recycle paint wastes. EPI commenced commercial operations at its newly-constructed paint waste recycling facility in Toledo, Ohio in March 1991. In 1992, Haden Purification terminated its 50% partnership interest in EPI and National Purification and MEPI, wholly-owned subsidiaries of the Company, became sole general partners of EPI. In September 1995, EPI entered into a license agreement with Aster which developed the PRS system. EPI completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 to commercialize the PRS system.

               PAINT WASTE RECYCLING 5% of the Company's net sales in fiscal year ended February 28, 1997 and 6% in each of fiscal years ended February 29, 1996 and February 28, 1995 was generated by paint waste recycling.

               Paint wastes, because of their stickiness and leaching characteristics, are one of the most difficult wastes to legally dispose of and therefore pose a significant disposal problem for their generators. Approximately 40% to 60% of the paint used in industrial spray painting processes becomes waste that requires disposal or recycling. Currently, the only legal disposal methods available for paint wastes are landfill and incineration. While the short-term costs associated with landfilling (currently the most widely-used disposal method) are less than the short-term costs of incineration, generators using this method of paint waste disposal could be "potentially responsible parties" for liabilities associated with remediation of landfills where their paint waste has been disposed. Additionally, there continues to be a trend in the regulatory environment toward greater restrictions and liabilities associated with landfilling, including the disposal of paint wastes. As a result, many generators are electing to use incineration which is a more expensive disposal process than direct disposal into landfills. Incineration involves either (i) fuel blending, which is the commingling of various waste streams into a fuel supplement for use as an alternative fuel in the manufacture of cement, reducing, in the process, but not eliminating the generator's liability, or (ii) direct thermal destruction of waste streams which results in the generation of an ash residue which may contain heavy metals or other hazardous constituents. Ash residue containing hazardous constituents must be disposed in a fully permitted hazardous waste landfill thereby continuing the generator's potential long-term liability connected with the disposal of hazardous wastes.

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

               The DryPure-TM- process heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry, inert powder that represents a reduction in the volume of paint waste by up to 90%. Originally DryPure-TM- systems were sold directly to automobile manufacturers which disposed of the resultant dry powder from the process in landfills. In the PRS system, patented technology is used to process paint waste in a reaction vessel under low heat to drive off the volatile organic compounds and moisture. The resin, pigment and fillers that remain are not cured but are further compounded with proprietary additives producing a putty-like material trademarked as EPI-MER-TM-, a recycled product that can be formulated as an additive, plasticizer, resin extender or filler in vinyl or butyl adhesive and sealant applications. The formulated material has substantially the same performance characteristics as virgin materials but has a substantially lower formulation cost. Although, the Company has not yet sold any EPI-MER-TM-, theproduct is currently being tested by several sealant and adhesive manufacturers for automotive industry applications. Trials for other uses of any EPI-MER-TM- are also in process for non-automotive applications.

               ACID WASTE RECYCLING AND DISPOSAL In July 1996 the Company exited the business of recycling and disposal of spent acids when the property and equipment used in this business was sold. During the last three years this business generated 5% or less of the Company's net sales and was in a decline as its was substantially dependent on one customer which ceased operations in March 1996.

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

               COMPETITION Presently, approximately 99% of paint waste nationally is disposed of through landfills or by incineration, and approximately 1% is processed and recycled by methods utilized by the Company and its other competitors. The Company is aware of only three other companies that compete directly with the Company by providing processing and recycling services to generators of paint waste. These competitors utilize similar methods of thermal drying to those of the Company; however, over the years the Company believes it has developed the capability to process a broader range of paint waste than its competitors.

               Competitive factors in paint waste processing or disposal include price, service and the elimination of the potential long-term liability associated with paint waste generation and disposal. While paint wastes generally can be landfilled or incinerated at a lower initial cost than recycling, these disposal methods expose the generators to potential long-term liability under stringent federal and state regulations. On the other hand, although the costs of the Company initially are greater than landfill or incineration, the Company's recycling process substantially eliminates continuing generator liability. Landfill and incineration are provided by national, regional and local companies, many of which have substantially greater resources than the Company. In addition, the Company's direct recycling competitors have substantially greater financial, marketing and other resources than the Company. There can be no assurance that one of the Company's competitors or a new company will not develop a method of recycling paint waste which is more efficient and less costly than the methods currently employed by the Company. Additionally, there can be no assurance that large industrial customers or other waste management companies will not attempt to develop their own methods of recycling or otherwise minimizing, treating or disposing of wastes.

               RAW MATERIALS In the DryPure-TM- system, trap rock (a small, inexpensive stone) is used to facilitate heat transfer, to keep paint waste from adhering to the equipment and to reduce the size of the EPI-PURE-TM-particles. Trap rock is readily available at reasonable prices. In the PRS system, potassium hydroxide is added to the paint waste as part of the re-manufacturing process to produce EPI-MER-TM-. In addition, plasticizers, carbon black, clay, asphalt, and naphtenic or paraffinic compounds may be added, in any combination, depending on the EPI-MER-TM- formulation required by the customer. Each of these additives is readily available at reasonable prices.

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

SEASONALITY

               The Company primarily provides products and services to the automotive, truck and appliance industries. Therefore, the Company's results are affected by cycles in such industries. Traditionally, many automotive plants operate at reduced levels during June and July due to holiday and vacation schedules and are closed during the last part of December which adversely affects the Company's revenues for those periods. The operations of EPI are generally unaffected by seasonality factors since it has been operating at near capacity for several years.

EMPLOYEES

               As of May 30, 1997, the Company had 142 employees, of whom 104 were employed in steel distribution and processing (includes 33 leased employees), 28 were employed in waste management, with the remainder serving
in executive and administrative capacities.   The Company believes that its
relations with its own employees and with the leased employees presently employed at its facilities are good.

ITEM 2.     PROPERTIES

               The Company's corporate offices are located in Toledo, Ohio and occupy approximately one-half of an 8,500 square foot building pursuant to a lease with Greenbelt Associates which expired in February 1997 and is now leased on a month-to-month pending renewal of the lease. Greenbelt is a general partnership owned by William D. Feniger, Yale M. Feniger and Real P. Remillard, who are current or former officers and/or stockholders in the Company. The Company leases the remainder of the building for the offices of its steel distribution and steel processing operations under identical terms and conditions. The monthly rent on each such lease is $3,672 at February 28, 1997.

               On a site adjacent to its corporate offices, the Company maintains office space and its active steel pickling operation in a 23,000 square foot building. Also on the site the Company utilizes an additional

40,000 square feet in a building for steel warehousing and a steel slitting operation. The facilities at this site, including an additional 60,000 square feet of outside storage space, is leased pursuant to a lease with Chicago Investors expiring in February 1998, with three additional one-year options. Chicago Investors is a general partnership which is owned, in turn, by two other partnerships. One of these partnerships is Champlain Investors, a general partnership, which is owned by William D. Feniger, and Yale M. Feniger. The other partnership is unrelated to the Company. The lease provides for a monthly rent of $14,255 for these facilities, including certain equipment, subject to annual increases based on increases in the Consumer Price Index. Effective for the period commencing December 1996 and ending February 1998, the monthly rent was reduced to $12,255, after which the monthly rent reverts back to the original provisions of the lease. The Company also sub-leases another 22,000 square feet of warehouse space used for steel storage at this site from an affiliate of the unrelated partnership.

               The Company's steel service center in Detroit, Michigan is housed in two adjacent buildings situated on approximately two acres of land.
 The main building consists of 58,500 square feet, including 8,500 square feet of office space. The second building consists of 8,000 square feet and is being used for steel storage. This property is subject to a mortgage having an outstanding balance of $506,000 at February 28, 1997.

               In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. The Company's steel service center in Gary, Indiana operates in a 60,000 square foot facility in a common building in an industrial park pursuant to a lease expiring in November 2001 with one renewal option of three years. Monthly rental payments presently are $15,027 and are increased annually by the lesser of 3% or the percentage increase in the Consumer Price Index.

               In March 1996 the Company shut down its steel pickling operation in Detroit, Michigan. The Company leases the majority of this facility, encompassing 220,000 square feet, to a company whose majority owner is a director of Meridian National. This facility is subject to a lease purchase obligation covering industrial revenue bonds with an outstanding balance of $491,000 at February 28, 1997.

               The Company conducts its paint waste recycling operations in an 19,500 square foot building in Toledo, Ohio, which includes a 2,500 square foot addition completed in April 1997. This property, along with certain recycling equipment, is owned by EPI and is subject to a mortgage of which 50% of the obligation has been assumed by the former partner of EPI. EPI's obligation with respect to this mortgage was $1,354,000 at February 28, 1997.

               In addition, an adjacent 14,000 square foot building is leased by EPI from Chicago Investors where the recycled powder from the DryPure-TM-process is screened, packaged and warehoused prior to shipment. The lease expires February 28, 1998 with three renewal options of one year each. Lease payments are $1,175 per month through February 1998 at which time the rent is increased to $1,550 per month, subject to annual increases.

               The Company believes that its existing facilities and properties are adequate for its current operations.

ITEM 3.     LEGAL PROCEEDINGS

            There are no material legal proceedings pending against the Company.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the last quarter of the Company's fiscal year ended February 28, 1997.

EXECUTIVE OFFICERS

            Set forth below is certain information regarding the executive officers of the Company. Officers, who are elected annually by the Board of Directors of the Company, serve at the pleasure of the Board of Directors.

     William D. Feniger          50   Chief Executive Officer and President
     James L. Rosino             42   Chief Financial Officer , Vice President-
                                      Finance, Secretary and Treasurer

            William D. Feniger has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1985. On March 21, 1991, Mr. Feniger was named President of the Company.

            James L. Rosino has been Chief Financial Officer and
Vice-President - Finance of the Company since February 1996. On May 31, 1996, Mr. Rosino was named Secretary and Treasurer of the Company. Mr. Rosino served as Corporate Controller from May 1988 through February 1996.

                                       PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The Common Stock of the Company is traded on the NASDAQ SmallCap Stock Market under the symbol "MRCO". The following table sets forth, for the quarterly periods indicated, the high and low sales price for the Common Stock as reported by NASDAQ.

Year Ended February 28, 1997                     High                      Low
----------------------------                     ----                      ---

               First Quarter                     $1.00                    $.625
               Second Quarter                     1.188                    .688
               Third Quarter                       .844                    .438
               Fourth Quarter                      .938                    .297

Year Ended February 29, 1996
----------------------------

               First Quarter                     $2.688                  $1.625
               Second Quarter                     2.313                   1.688
               Third Quarter                      1.875                   1.25
               Fourth Quarter                     1.625                   1.125


            As of May 30, 1997 there were approximately 500 stockholders of record of the Company's Common Stock.

            To date, the Company has not paid any dividends on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, on the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Board does not presently intend to pay any dividends on its Common Stock in the immediate future, but it intends to retain all earnings for use in its business operations. Pursuant to a current credit agreement with a bank, the Company cannot pay dividends on its Common Stock.

            In May 1997, William D. Feniger, an officer and stockholder received 600,000 newly-issued shares of common stock in exchange for a $300,000 reduction of a convertible note payable to him. The Company has relied on the exemption contained in Section 4. (2) of the Securities Act of 1933, as amended, from the registration requirements of the Act.

ITEM 6.     SELECTED FINANCIAL DATA

            The selected financial data of the Company set forth below should be read in conjunction with the audited consolidated financial statements, the notes thereto and other financial information included elsewhere in this report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                          Year Ended February 28 or 29
                                           --------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA:
                                               1997           1996                1995              1994           1993
                                           ------------   ------------      ----------------   --------------   -----------
Net sales                                  $66,511,224    $54,672,987         $50,638,763         $41,420,289    $29,327,272
Gross margin                                 7,988,913      5,659,971           7,453,251           6,353,082      3,084,018
Income (loss) from continuing
  operations before extraordinary gain        (619,465)    (1,728,196)         (1,563,880) (4)        682,528     (1,674,056)
Net income  (loss)                               4,392     (1,349,608)         (1,126,366) (4)      1,114,235     (1,311,886)
Net income  (loss)  applicable
  to common stock (1)                         (131,967)    (1,479,370)         (1,262,744) (4)        592,952     (1,853,545)
Earnings  (loss)  per common share -
  Primary and fully diluted (2)(3):
  Income (loss) from continuing
    operations before extraordinary gain       $ ( .23)       $ ( .71)           $  ( .70) (4)         $  .11       $ ( 2.02)
  Net income  (loss)                             ( .04)         ( .56)              ( .52) (4)            .41         ( 1.69)
Weighted average common
  shares and dilutive common
  equivalent shares  (2)(3):
   Primary                                   3,241,349      2,638,126           2,423,864           1,430,930      1,094,122
   Fully diluted                             3,241,349      2,638,126           2,423,864           1,432,409      1,094,122

BALANCE SHEET DATA:

Working capital
  (deficiency)                            $ (1,866,090)  $ (1,443,113)       $  1,254,643         $   377,576    $  (912,575)
Total  assets                               33,700,810     26,546,797          26,627,261          21,055,088     19,926,381
Long-term  debt                              6,586,293      6,847,416           6,602,417           7,790,384      7,342,975
Stockholders'  equity                        1,198,162        546,581           1,767,098           2,811,365      1,694,661



___________
(1) Represents net income (loss) reduced by dividends paid on preferred stock in cash and in shares of common stock. To date, the Company has not paid any dividends on its common stock.

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

(5) The Company has restated its consolidated financial statements to adjust the amortization period of a capital lease. The leased asset was being amortized over a thirty year period as opposed to the lease term of ten years. The restatement had the effect of decreasing stockholders' equity as of February 28, 1993 by approximately $358,000 from the amount previously reported. The effect on operations was not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

        YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996


    Fiscal 1997 sales of $66.5 million represented the highest sales volume in the Company's twelve year history. The sales increase of 22% over fiscal 1996 was a result of the growth of the Company's steel processing operations.

    As discussed further in Note 6 to the Consolidated Financial Statements, in July 1996 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results for the Company have been restated for all periods presented to separately report the operating results of this discontinued operation. This business had been shrinking and was primarily dependent on one major customer, which had shut down its operations in March 1996. Discussions of results of operations which follow pertain only to continuing operations.

    Fiscal 1997 results generally reflect significant improvement in the operating results for the Company's steel operations. However, results for the waste management operations were affected by increased costs associated with preparations for the expansion of its paint waste recycling facility. Additionally, fiscal 1997 results include a write off of costs associated with a indefinitely delayed proposed public offering of the paint waste recycling operation.

STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution
and processing operations reported net sales of $63.1 million for fiscal 1997, an increase of $11.9 million or 23% over the prior year. The sales increase resulted primarily from the growth of the Company's steel processing operations in the Chicago market. Net sales for the Company's steel service center located in Gary, Indiana, which was acquired in November 1995, amounted to $14.3 million in fiscal 1997 compared to $2.1 million for the four months of operations at this site in fiscal 1996.

    Operating profits for this segment amounted to $2,487,000 for fiscal 1997, an increase of $1,842,000 over the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 11.1% in fiscal 1997 compared to 9.1% in the prior year. This gross margin increase and resulting increase in operating profits is attributable to the increased emphasis on providing value-added processing of steel products sold to end-user customers, which generally generates higher gross margins than the steel distribution business. Additionally, the market for steel products remained strong during fiscal 1997 as demand for steel products continued at high levels.

WASTE MANAGEMENT SEGMENT   This segment reflects the results of the
operations of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling decreased slightly to $3,417,000 in fiscal 1997 from $3,534,000 in the prior year. The sales decline resulted mainly from several unscheduled shutdowns of the processing equipment for repairs. For the past several years, this operation has operated at or near its processing capacity.

    This segment reported a $629,000 operating loss for fiscal 1997, compared to an operating profit of $127,000 for the prior year. The fiscal 1997 operating loss includes $276,000 of costs written off relating to a proposed public offering of approximately 50% of this segment. The proposed offering has been indefinitely delayed due to weakness in the public market for the offering. The loss also results from additional costs incurred during fiscal 1997 as the paint waste recycling operation prepares for the implementation of additional process capacity through expansion of its facilities in Toledo, Ohio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   The $1,077,000 increase in
selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business in Gary, Indiana and increased administrative expenses associated with the paint waste recycling operations.

INTEREST EXPENSE   Interest expense increased $155,000 or 11% in fiscal 1997.
The Company's average outstanding borrowings rose as a result of the increase in working capital requirements mainly associated with the expansion of the steel processing business.

        YEAR ENDED FEBRUARY 29, 1996 COMPARED TO YEAR ENDED FEBRUARY 28, 1995


    In fiscal 1996, sales volume increased 8% over the prior year. The Company's expansion of its steel service center business through acquisition of facilities in Detroit, Michigan (January 1994) and Gary, Indiana (November
1995) is principally responsible for the overall sales increase, offsetting sales decreases in certain other of the Company's operations.

    The Company reported a net loss of $1,350,000 in fiscal 1996. The loss is principally attributable to 1) reduced margins on sales of steel products, primarily due to excess supplies, 2) costs and unprofitable operating results ($647,000) from the unsuccessful attempt to convert a bumper stock pickling operation to a bar coil pickling operation and subsequent shutdown of this operation and 3) costs amounting to $296,000 associated with new technology to be utilized in EPI's paint waste recycling operation.

    In fiscal 1995, the Company reported a $1,126,000 net loss principally because the Company substantially reduced its batch pickling operation due to the loss of a major customer and recorded a $2,286,000 pre-tax charge for the write-down of assets related to the pickling operation. See Note 12 to the Consolidated Financial Statements for further description of this write-down.

STEEL DISTRIBUTION AND PROCESSING SEGMENT A $3.9 million (8%) sales gain was recorded by the segment in fiscal 1996. The addition of the steel service centers previously described are responsible for the increase, despite a slight softening of demand during fiscal 1996. The increased emphasis on providing value-added processing of steel products sold to end-user customers make the segment's revenue base less subject to fluctuations in market conditions than in its steel distribution business. Also, the recently acquired Gary, Indiana steel service center provides a presence in the Chicago market and has a greater diversity of customers who are in industries other than automotive.

    In March 1995 the Company shut down its bumper stock pickling business. The Company made certain changes to its pickling facility in order to be able to handle bar coil pickling. The Company was unable to secure sufficient bar coil pickling business to operate profitably during fiscal 1996 and the business was discontinued in March 1996. Sales for this facility decreased to $556,000 in fiscal 1996 from $1,886,000 in fiscal 1995. An operating loss from this operation of $647,000 was recorded in fiscal 1996. No additional write offs related to this facility were required as the majority of this facility has been leased.

    Excluding the effects of the shutdown of the bumper stock and bar coil pickling business, gross margin (net sales less costs of sales) as a percentage of net sales was 9.1% in fiscal 1996 compared to 11.2% in fiscal 1995. The decrease is due to somewhat softer demand in the market and industry-wide reductions of excess inventories

WASTE MANAGEMENT SEGMENT The segment's paint waste recycling operation reported net sales of $3.5 million in fiscal 1996, paralleling net sales reported in the prior year. This operation has operated at near its processing capacity during fiscal 1996 and 1995.

    This segment reported a $127,000 operating profit for fiscal 1996 representing a $213,000 decrease compared to last year. The operating profit decrease principally resulted from expenses of $296,000 incurred in fiscal 1996 in connection with new technologies to be implemented at the paint waste recycling facility. These expenses amounted to $63,000 in fiscal 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $466,000 (8%) increase in selling, general and administrative expenses is primarily attributable to the development of the Company's steel service center business previously described. Accelerated goodwill amortization in fiscal 1995 related to the pickling operations assets, which were ultimately written down as previously described, amounted to $369,000. Additional increases related to payroll costs and bad debt write-offs.

INTEREST EXPENSE Interest expense increased $383,000 (36%) in fiscal 1996. The Company's average outstanding borrowing base rose as a result of the increase in working capital requirements associated with the expansion and growth of the business in fiscal 1995.

                           LIQUIDITY AND CAPITAL RESOURCES

    The Company had a $1,866,000 working capital deficit at February 28, 1997, reflecting a $423,000 decrease in working capital from February 29, 1996. This decrease is primarily a result of borrowings to pay costs incurred in conjunction with the indefinitely delayed initial public offering of securities of EPI Technologies and additional costs associated with the development and implementation of the PRS technology incorporated into the expansion of process capacity at the EPI's paint waste recycling facility. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

    The Company's primary sources of liquidity are its cash balances and a $12 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of February 28, 1997, the outstanding balance of the revolving credit line amounted to $11,138,000 and unused availability amounted to $862,000. The revolving credit line was increased in May 1997 to $13.5 million.

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

    In September 1995, EPI entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive worldwide rights, except in Mexico, to use certain patented processes and technology for recycling paint waste, the PRS system. EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the process, formulae and technology. Minimum monthly payments required under the agreement are $20,000. EPI has completed a $2.3 million expansion of its paint waste recycling facility which will utilize the PRS system. Commercial operations are scheduled to commence in July 1997. The expansion has been financed through borrowings from the bank. Monthly payments of $21,000 plus interest are required during fiscal 1998, an additional payment of $150,000 is required on September 30, 1997 and a balloon payment of $1,906,000 is due in March 1998. The Company is investigating various opportunities to provide long-term funding for this project.

    The cost of EPI's expansion was to have been provided for through a combination of (i) proceeds from a planned initial public offering of an approximate 50% interest in EPI Technologies and (ii) debt financing. Due to weakness in the public market for the offering and other matters, the planned offering has been indefinitely delayed. In conjunction with the offering, the Company incurred legal, accounting and other costs of $276,000 which were expensed in the fourth quarter of fiscal 1997.

    In May 1996, William D. Feniger, an officer and stockholder received 600,000 newly-issued shares of common stock in exchange for a $300,000 reduction of a convertible note payable to him.

    In November 1996, 25 shares of newly-issued common stock (a 20% interest) of EPI Technologies were sold to outside investors for $581,046 in cash, net of related costs. Proceeds of the sale were credited to minority interest, based on the carrying value of the subsidiary, with the remainder credited to stockholders' equity.

    In February 1997, the Company entered into an agreement for a license to use computer software and for purchase of computer equipment for an aggregate price of $265,000. The computer system is to be utilized in the Company's steel operations and will be implemented later in fiscal 1998. Financing for this and other anticipated implementation costs is provided through leasing arrangements with both the software and hardware vendors. Otherwise, the Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under its loan agreement with the bank.

    The Company has a working capital deficiency, has sustained losses in recent years and has been unable to meet certain loan covenants. The loan covenant violations have been waived by the bank and covenants for future periods have been modified such that the Company believes it will be in compliance with the modified covenants for future periods. Management has taken various steps during the last year to improve the Company's operating performance and liquidity. The benefit of these actions described below has had a positive effect on fiscal 1997 results and management expects to realize the full benefit during the upcoming fiscal year.

         * Management focus on its core steel processing and distribution business.
         * Geographic and capacity expansion of the steel processing operations.
         * Expansion of the paint waste recycling facility incorporating the PRS system, expected to be in commercial operation in July 1997. Closing or sale of operations which were unprofitable or did not fit into the Company's strategic plans.
         *    Reduction of certain operating costs.

    Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. The Company is investigating various opportunities to obtain long-term funding for the expansion of its paint waste recycling facility. As previously discussed, management has taken measures to improve operating results and liquidity of the Company. Management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1998.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated financial statements of the Company are included elsewhere in this report as listed in Part IV, ITEM 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item, except for certain information relating to Executive Officers set forth at the end of Part I, is omitted inasmuch as the Company intends to file its definitive 1997 Proxy Statement containing such information with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended February 28, 1997, and such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

         1.The following consolidated financial statements of the Company are submitted pursuant to the requirements of ITEM 8:

           Report of Independent Auditors                                                          F-1

           Consolidated Balance Sheets at February 28, 1997 and February 29,1996                   F-2

           Consolidated Statements of Operations for each of the three
           years in the period ended February 28, 1997                                             F-4

           Consolidated Statements of Stockholders' Equity for each of the three years
           in the period ended February 28, 1997                                                   F-5

           Consolidated Statements of Cash Flows for each of the three years in the period
           ended February 28, 1997                                                                 F-6

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

    4.4* Warrant Agreement dated as of December 9, 1992 between the Company and Whale Securities Co., L.P.("Whale") (incorporated herein by reference from the Company's Registration Statement on Form S-3, filed January 17,1995, File No. 33-83590).

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

    10.01(j)*      Term Note for $300,000, dated January 31, 1994, of the
                   Company to National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

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

    10.01(m)*      Amendment No. 10 to the Loan and Security Agreement, dated
                   May 25, 1995, among the Company, certain of its subsidiaries and National Canada Finance Corp (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.01(n)*      Amendment No. 11 to the Loan and Security Agreement, dated
                   February 29, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.01(o)*      Term Note for $300,000, dated February 29, 1996, of the
                   Company and Environmental Purification Industries, Inc. to
                   National Canada Finance Corp (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.01(p) Amendment No. 12 to the Loan and Security Agreement, dated July 25, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

    10.01(q) Term Note for $350,000, dated July 25, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp.

    10.01(r) Amendment No. 13 to the Loan and Security Agreement, dated November 4, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

    10.01(s) Term Note for $1,700,000, dated November 4, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp.

    10.01(t) Amendment No. 14 to the Loan and Security Agreement, dated May 12, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

    10.02(a)*      Form of Amended and Restated Non-negotiable Promissory Note for $596,822.79 issued to William D. Feniger (incorporated herein by reference from the Company's Registration Statement on Form S-1, filed
                   June 9, 1989, File No. 33-27955).

    10.02(b)*      Escrow Agreement, dated January 4, 1990, by and among Yale
                   M. Feniger, William D. Feniger, Melvin G. DeGrazia, Ted R.
                   Meyers and David A. Katz (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 28, 1990).

    10.02(c)*      Amendment to  Non-negotiable Promissory  Note, dated
                   November 1, 1992, between the Company and William D. Feniger
                   (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

    10.02(d) Agreement to Defer Principal Payments on Promissory Note, dated April 22, 1997, between the Company and William D. Feniger.

    10.02(e)*      Subscription Agreement, dated May 31, 1996, between the
                   Company and William D. Feniger. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

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

    10.04(a)*      Lease between Ottawa River Steel Co. and Chicago Investors, dated March 1, 1996 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 29, 1996).

    10.04(b)*      Lease between Environmental Purification Industries Company and Chicago Investors, dated March 1, 1996 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.05(a)*      Lease Purchase Agreement, dated June 30, 1986,between The
                   Economic Development Corporation of the City of Detroit and
                   National Metal (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February
                   28, 1987).

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

    10.06(b)*      Amendment No. 1 to the Meridian National Corporation 1990
                   Non-Qualified and Incentive Stock Option Plan, effective May
                   12, 1994 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February
                   29, 1996).

    10.06(c)*      Amendment No. 2 to the Meridian National Corporation 1990
                   Non-Qualified and Incentive Stock Option Plan, effective
                   June 6, 1995 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February
                   29, 1996).

    10.07(a)*      Amended and Restated 1987 Non-Employee Directors' Stock
                   Option Plan of Meridian National Corporation, dated August
                   20, 1990 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 28, 1991).

    10.07(b)*      Amendment No. 1 to the Amended and Restated 1987 Non-
                   Employee Directors' Stock Option Plan of Meridian National
                   Corporation, effective May 27, 1993 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

    10.07(c)*      Amendment No. 2 to the Amended and Restated 1987 Non-
                   Employee Directors'  Stock  Option  Plan of Meridian
                   National Corporation, effective May 12, 1994 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.07(d)*      Amendment No. 3 to the Amended and Restated 1987
                   Non-Employee Directors' Stock Option Plan of Meridian
                   National Corporation, effective June 6, 1995 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.08* Meridian National Corporation Tax Deferred Retirement and Savings Plan, as amended and restated (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

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

    10.10(a)*      Bond Purchase Agreement, dated February 12, 1990, between
                   the Company, EPI, Haden MacLellan Holdings, plc, Miller &
                   Schroeder Financial, Inc. and The Toledo-Lucas County Port
                   Authority (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February
                   28, 1990).

    10.10(b)*      Guaranty Agreement, dated as of December 15, 1989, between the Company and Society Bank & Trust, Trustee (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

    10.10(c)*      Loan Agreement, dated as of December 15, 1989 (including
                   the Note as an Exhibit thereto) between Toledo-Lucas County
                   Port Authority and EPI (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 28, 1990).

    10.10(d)*      Open-End Mortgage and Security Agreement, dated as of
                   December 15, 1989, between EPI and Society Bank & Trust,
                   Trustee (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 28, 1990).

    10.11* Amended and Restated Partnership Agreement of Environmental Purification Industries Company
                   (incorporated herein by reference  from the Company's
                   Report on Form 10-K for fiscal year ended February 28, 1994.

    10.12(a)*      Memorandum of Understanding, dated November 1, 1991,
                   between the Company and Yale M. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1992).

    10.12(b)*      Amendment to Memorandum of Understanding, dated June 2,
                   1994, between the Company and Yale M. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

    10.13(a)*      Termination Agreement, dated July 1, 1992, among the
                   Company, National Purification, MEPI Corp., EPI, Haden
                   MacLelan Holdings, plc, Haden, Inc., Haden Environmental
                   Corporation and Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

    10.13(b)*      Guaranty and Security Agreement, dated July 1, 1992, among
                   National Purification, MEPI Corp. and Haden Purification,
                   Inc. (incorporated herein by reference from the Company's
                   Report on Form 10-K for fiscal year ended February 28,
                   1993).

    10.13(c)*      First Amendment to Termination Agreement, dated as of June
                   1993, among the Company, National Purification, MEPI Corp.,
                   EPI, Haden MacLellan Holdings, plc, Haden, Inc., Haden
                   Environmental Corporation and Haden Purification, Inc.
                   (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

    10.13(d)*      Promissory Note, dated  as  of  June 1993, between EPI and
                   Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1993).

    10.13(e)*      Security Agreement, dated as of June 1993, between EPI and
                   Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 28, 1993).

    10.13(f)*      Second Amendment to Termination Agreement, dated as of April
                   28, 1994, among the Company, National Purification, MEPI
                   Corp., EPI, Haden MacLellan Holdings, plc,  Haden, Inc.,
                   Haden Environmental Corporation and Haden Purification,
                   Inc. (incorporated herein by reference from the Company's
                   Report on Form 10-K for fiscal year ended February 28,
                   1994).

    10.13(g)*      Guaranty and Security Agreement, dated as of April 28, 1994 among the Company, National Purification, MEPI Corp. and
                   Haden Purification, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                   February 28, 1994).

    10.13(h) Compromise Agreement, dated as of June 28, 1996, among the Company, National Purification, MEPI Corp., EPI, Environmental Purification Industries, Inc., Haden MacLellan Holdings, plc, Haden, Inc., Haden Environmental
                   Corporation and Haden Purification, Inc.

    10.14(a)*      Real Estate Sale and Purchase Agreement, dated January 26,
                   1994, between Ottawa River Steel and Klockner Namasco
                   Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February
                   28, 1994).

    10.14(b)*      Mortgage Note and Promissory Note and related agreements,
                   dated January 26, 1994,between Ottawa River Steel and
                   Klockner Namasco Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1994).

    10.15* Agreement dated April 20, 1995 between Company and The Wall Street Group, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

    10.16* Lease between National Metal Processing, Inc. and MNP Corporation, dated June 1, 1995 (incorporated herein by reference from the Company's Report on Form10-K for fiscal year ended February 29, 1996).

    10.17(a)*      Asset Purchase Agreement, dated November 17, 1995, by and
                   among Ottawa River Steel Co., Doolan Industries, Inc.,
                   Timothy Stein and Juergen H. Weberbauer (incorporated herein by reference from the Company's Current Report on Form 8-K, dated November 17, 1995).

    10.17(b)*      Loan and Security Agreement, dated November 17, 1995,
                   between Ottawa River Steel Co. and FINOVA Capital
                   Corporation (incorporated herein by reference from the
                   Company's Report on Form10-K for fiscal year ended
                   February 29, 1996)
 .

    10.17(c)*      Lease Agreement, dated October 31, 1995, between Ottawa
                   River Steel Company and USL Capital Corporation
                   (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

    10.17(d)*      Industrial Building Lease, dated November 10, 1995, between
                   Ottawa River Steel Co. and Centerpoint Properties
                   Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February
                   29, 1996).

    10.18* License Agreement, dated September 7, 1995, between Environmental Purification Industries Company and Aster, Inc. (incorporated herein by reference from the Company's Report on Form10-K for fiscal year ended February 29, 1996).

    10.19 Purchase Agreement, dated July 3, 1996, among Meridian Environmental Services, Inc., Meridian International, Inc. and Gerald M. Groves.

    10.20(a) Stock Purchase Agreement, dated November 19, 1996, among Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith.

    10.20(b) Registration Rights Agreement, dated November 19, 1996, among Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith.

    10.20 (c)      Stockholders Agreement, dated November 19, 1996, among
                   Environmental Purification Industries, Inc., Spencer Browne,
                   MNP Corporation and Elliot Smith.

    11             Statement of Computation of Earnings per Share

    21             List of Subsidiaries of Registrant

    23             Consent of Independent Auditors

    27             Financial Data Schedule

(b) Reports filed on Form 8-K.

    There were no reports filed on Form 8-K during the fourth quarter of the Company's 1997 fiscal year.


__________________________

* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                            Report of Independent Auditors


The Board of Directors and Stockholders
Meridian National Corporation

We have audited the accompanying consolidated balance sheets of Meridian National Corporation as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian National Corporation at February 28, 1997 and February 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements for February 29, 1996 and prior periods to adjust the amortization period of a capital lease.

                                                      ERNST & YOUNG LLP

Toledo, Ohio
June 20, 1997

                          Meridian National Corporation

                           Consolidated Balance Sheets


                                                                    FEBRUARY 28,        FEBRUARY 29,
                                                                       1997                 1996
                                                                   -----------------------------------
                                                                                         (RESTATED)
ASSETS
Current assets:
  Cash                                                               $    16,778         $   176,667
  Accounts receivable, net of allowance of
    $152,500 ($249,700 in 1996) for doubtful accounts                 11,174,851           8,221,356
  Inventories                                                         12,083,532           8,860,574
  Other current assets                                                   678,504             451,090
                                                                   -----------------------------------
Total current assets                                                  23,953,665          17,709,687

Property and equipment, at cost:
  Buildings, building improvements and leasehold improvements          2,755,487           3,316,377
  Machinery and equipment                                              5,919,949           7,191,179
  Office furniture and equipment                                         641,614             709,753
  Land and land improvements                                             179,085             224,419
  Construction in progress                                             2,467,104             301,822
                                                                   -----------------------------------
                                                                      11,963,239          11,743,550
  Less accumulated depreciation and amortization                       4,151,923           5,209,518
                                                                   -----------------------------------
  Net property and equipment                                           7,811,316           6,534,032


  Other assets                                                         1,935,829           2,303,078





                                                                   -----------------------------------
                                                                     $33,700,810         $26,546,797
                                                                   -----------------------------------
                                                                   -----------------------------------




                                                                    FEBRUARY 28,        FEBRUARY 29,
                                                                       1997                 1996
                                                                   -----------------------------------
                                                                                         (RESTATED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                      $11,138,254         $ 9,006,182
  Accounts payable and accrued liabilities                            13,132,857           8,904,892
  Long-term debt due within one year:
    Related parties                                                           -              149,206
    Other                                                              1,548,644           1,092,520
                                                                   -----------------------------------
Total current liabilities                                             25,819,755          19,152,800

Long-term debt due after one year:
  Related parties                                                        275,232             596,822
  Other                                                                6,311,061           6,250,594

Commitments and contingencies

Minority interests                                                        96,600                  -

Stockholders' equity:
  Preferred stock, par value $.001; 5,000,000 shares authorized:
    $100 Series A, 5,000 shares authorized, 4,000 shares
      issued and outstanding                                             400,000             400,000
    $3.75 Series B, 1,375,000 shares authorized, 206,752 shares
      issued and outstanding                                             775,320             775,320
  Common stock, par value $.01; 20,000,000 shares authorized,
    3,488,246 shares issued and outstanding (2,755,145 in 1996)           34,882              27,551
  Capital in excess of stated value                                   10,818,545          10,042,327
  Deficit                                                           (10,830,585)        (10,698,617)
                                                                   -----------------------------------
Total stockholders' equity                                             1,198,162             546,581
                                                                   -----------------------------------
                                                                     $33,700,810         $26,546,797
                                                                   -----------------------------------
                                                                   -----------------------------------

SEE ACCOMPANYING NOTES.

                          Meridian National Corporation

                      Consolidated Statements of Operations


                                                                                YEAR ENDED
                                                        ----------------------------------------------------------
                                                          FEBRUARY 28,         FEBRUARY 29,        FEBRUARY 28,
                                                              1997                 1996                1995
                                                        ----------------------------------------------------------

Net sales                                                  $66,511,224         $54,672,987         $50,638,763
Costs of sales                                              58,522,311          49,013,016          43,185,512
                                                        ----------------------------------------------------------
Gross margin                                                 7,988,913           5,659,971           7,453,251

Other costs and expenses (income):
  Selling, general and administrative                        7,160,131           6,083,321           5,617,741
  Interest expense                                           1,594,788           1,439,843           1,056,587
  Cost of discontinued registration                            275,908                   -                   -
  Minority interests                                          (101,189)                  -                   -
  Write-down of noncurrent assets                                    -                   -           2,285,548
  Miscellaneous - net                                         (321,260)           (134,997)             36,255
                                                        ----------------------------------------------------------
                                                             8,608,378           7,388,167           8,996,131
                                                        ----------------------------------------------------------
Loss from continuing operations before income
  taxes and extraordinary gain                                (619,465)         (1,728,196)         (1,542,880)
Provision for federal income taxes - current                         -                   -              21,000
                                                        ----------------------------------------------------------
Loss from continuing operations before
  extraordinary gain                                          (619,465)         (1,728,196)         (1,563,880)

Discontinued operations:
  Income from operations, net of federal income
    tax of $4,000 in 1995                                       90,924             229,382             211,238
  Gain from disposal                                           203,654                   -                   -
                                                        ----------------------------------------------------------
Loss before extraordinary gain                                (324,887)         (1,498,814)         (1,352,642)

Extraordinary gain - extinguishment of debt,
  net of federal income tax of $5,000 in 1995                  329,279             149,206             226,276
                                                        ----------------------------------------------------------
Net income (loss)                                          $     4,392         $(1,349,608)        $(1,126,366)
                                                        ----------------------------------------------------------
                                                        ----------------------------------------------------------

Loss applicable to common stock                            $  (131,967)        $(1,479,370)        $(1,262,744)
                                                        ----------------------------------------------------------

Earnings (loss) per common share -
  primary and fully diluted:
    Income (loss) before extraordinary gain:
      Continuing operations                                     $(0.23)             $(0.71)             $(0.70)
      Discontinued operations                                     0.09                0.09                0.09
    Extraordinary gain                                            0.10                0.06                0.09
                                                        ----------------------------------------------------------
    Net loss                                                    $(0.04)             $(0.56)             $(0.52)
                                                        ----------------------------------------------------------
                                                        ----------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          Meridian National Corporation

                 Consolidated Statements of Stockholders' Equity

    Years ended February 28, 1997 and February 29, 1996 and February 28, 1995

                                                $100           $3.75                     Capital in
                                              Series A       Series B                     excess of
                                              preferred      preferred        Common       stated
                                                stock          stock           stock        value          Deficit          Total
                                            ---------------------------------------------------------------------------------------

Balance at February 28, 1994, as
  previously reported                          $400,000     $4,680,004        $14,752   $  5,675,359   $ (7,600,406)    $3,169,709
Adjustment of the amortization period
  of a capital lease                                                                                       (358,344)      (358,344)
                                            ---------------------------------------------------------------------------------------
Balance at March 1, 1994, as restated           400,000      4,680,004         14,752      5,675,359     (7,958,750)     2,811,365
  Net loss for 1995                                                                                      (1,126,366)    (1,126,366)
  Dividends:
    Cash dividends on Series A preferred stock                                                              (27,900)       (27,900)
    Cash dividends on Series B preferred stock                                                                 (128)          (128)
    39,267 shares of common stock issued to
      holders of Series B preferred stock                                         392        105,709       (106,101)             -
  Exchange of 1,041,249 shares of Series B
    preferred stock for 10,403 units, each
    consisting of 90 shares of common stock
    and 100 warrants to purchase common stock               (3,904,684)         9,362      3,804,346                       (90,976)
  Exchange of 84,000 warrants to purchase
    common stock for 84,000 units, each
    consisting of one share of common stock
    and one warrant to purchase common stock                                      840        200,263                       201,103
                                            ---------------------------------------------------------------------------------------
Balance at February 28, 1995                    400,000        775,320         25,346      9,785,677     (9,219,245)     1,767,098
  Net loss for 1996                                                                                      (1,349,608)    (1,349,608)
  Dividends:
    Cash dividends on Series A preferred
    stock                                                                                                   (36,000)       (36,000)
    Cash dividends on Series B preferred
    stock                                                                                                       (65)           (65)
    64,091 shares of common stock issued
      to holders of Series B preferred stock                                      641         93,058        (93,699)             -
  Exchange of 156,415 warrants to purchase
    common stock for 156,415 units, each
    consisting of one share of common stock
    and one warrant to purchase common stock                                    1,564        163,592        165,156
                                            ---------------------------------------------------------------------------------------
Balance at February 29, 1996                    400,000        775,320         27,551     10,042,327    (10,698,617)       546,581
  Net income for 1997                                                                                         4,392          4,392
  Dividends:
    Cash dividends on Series A preferred stock                                                              (36,000)       (36,000)
    Cash dividends on Series B preferred stock                                                                  (68)           (68)
    133,101 shares of common stock issued to
      holders of Series B preferred stock                                       1,331         98,961       (100,292)             -
  600,000 shares of common stock issued in
    exchange for a $300,000 reduction in a
    convertible note payable                                                    6,000        294,000                       300,000
Issuance of common stock of subsidiary                                                       383,257                       383,257
                                            ---------------------------------------------------------------------------------------
Balance at February 28, 1997                   $400,000     $  775,320        $34,882    $10,818,545   $(10,830,585)    $1,198,162
                                            ---------------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          Meridian National Corporation

                      Consolidated Statements of Cash Flows


                                                                       YEAR ENDED
                                              ---------------------------------------------------------
                                                 FEBRUARY 28,         FEBRUARY 29,        FEBRUARY 28,
                                                     1997                 1996                1995
                                              ---------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                 $    4,392         $(1,349,608)        $(1,126,366)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) continuing
  operating activities:
    Depreciation and amortization                    804,251             647,379             597,392
    Extraordinary gain                              (329,279)           (149,206)           (226,276)
    Minority interest                               (101,189)                  -                   -
    Discontinued operations                         (294,578)           (229,382)           (215,238)
    Amortization of intangible assets                  6,146               6,148             481,357
    Write-down of noncurrent assets                        -                   -           2,285,548
    Gain (loss) related to property and
      equipment                                       (5,161)                  -              48,041
    Changes in operating assets and
      liabilities:
        Accounts receivable                       (2,975,085)            657,548          (2,988,240)
        Inventories                               (3,222,958)          1,247,117          (5,341,061)
        Other current assets                          (8,789)             34,036              16,123
        Accounts payable and accrued
          liabilities                              3,931,939           1,314,416           3,391,147
                                              ---------------------------------------------------------
Net cash provided by (used in) continuing
  operations                                      (2,190,311)          2,178,448          (3,077,573)
Net cash provided by discontinued
  operations                                         117,049             530,879             291,487
                                              ---------------------------------------------------------
Net cash provided by (used in) operating
  activities                                      (2,073,262)          2,709,327          (2,786,086)

INVESTING ACTIVITIES
Additions to property and equipment               (2,288,008)         (1,078,474)           (372,942)
Proceeds from disposals                              558,143              69,992                   -
Changes in other assets                               (8,894)           (178,413)           (150,782)
Cash paid for acquired business                            -          (2,499,000)                  -
                                              ---------------------------------------------------------
Net cash used in investing activities             (1,738,759)         (3,685,895)           (523,724)

FINANCING ACTIVITIES
Change in notes payable                            2,132,072            (519,159)          4,753,221
Payments on long-term debt                        (1,374,918)           (951,048)         (1,049,152)
Issuance of common stock of subsidiary               581,046                   -                   -
Cash dividends paid                                  (36,068)            (36,065)            (28,028)
Proceeds from long-term borrowings                 2,350,000           1,700,000                   -
Net proceeds from exchange of warrants                     -             304,134             201,103
Costs related to warrant exchange                          -                   -            (128,062)
Costs of exchange of Series B preferred shares             -                   -             (90,976)
                                              ---------------------------------------------------------
Net cash provided by financing activities          3,652,132             497,862           3,658,106
                                              ---------------------------------------------------------

Increase (decrease) in cash                         (159,889)           (478,706)            348,296
Cash at beginning of year                            176,667             655,373             307,077
                                              ---------------------------------------------------------
Cash at end of year                               $   16,778        $    176,667        $    655,373
                                              ---------------------------------------------------------

Supplemental cash flow information:
Cash paid for interest, net of amount
  capitalized                                     $1,489,843        $  1,475,254        $  1,105,592
                                              ---------------------------------------------------------
                                              ---------------------------------------------------------


Significant noncash investing and financing activities:
  In fiscal 1995, the Company acquired certain property and equipment, in part, by issuance of $1,045,000 of long-term debt.

SEE ACCOMPANYING NOTES.

                            Meridian National Corporation

                Notes to Consolidated Financial Statements

                                  February 28, 1997



1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

The Company has a working capital deficiency, has sustained losses in recent years and has been unable to meet certain bank loan covenants. The loan covenant violations have been waived by the bank and covenants for future periods have been modified such that the Company believes it will be in compliance with the modified covenants for future periods.

Management has taken various steps during the last year to improve the Company's operating performance and liquidity. The benefits of these actions described below has had a positive effect on fiscal 1997 results and management expects to realize the full benefit during the upcoming fiscal year.

    - Management focus on its core steel processing and distribution business.

    - Geographic and capacity expansion of the Company's steel processing operation.

    - Expansion of the Company's paint waste recycling facility, expected to be in commercial operation in July 1997.

    - Closing or sale of operations which were unprofitable or did not fit in the Company's strategic plans.

    -    Reduction of certain operating costs.

The Company is investigating various opportunities to obtain long-term financing for the $2.3 million expansion of its paint waste recycling operation. Currently the Company has financing for the project, which has a balance due of $1,906,000 in March 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all subsidiaries in which it has in excess of a 50% interest. All material intercompany items have been eliminated.

                            Meridian National Corporation

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESTATEMENT

The Company has restated the accompanying consolidated financial statements to adjust the amortization period of a capital lease. The leased asset was being amortized over a thirty year period as opposed to the lease term of ten years. The restatement had the effect of increasing the deficit as of February 28, 1994 by approximately $358,000 from the amount previously reported. The effect on operations was not material.

INVENTORY VALUATION

Inventories are carried at the lower of cost, using the specific identification method, or market.

CAPITALIZED INTEREST

Interest costs of approximately $56,000 in 1997 have been capitalized as a cost of the expansion of the paint waste recycling facility.

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

                            Meridian National Corporation

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. As more fully described in Note 12, the Company wrote off in fiscal 1995 all of the goodwill associated with one of its steel pickling operations and all of the costs of noncompete and related agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on the Company's financial condition, the collateral securing outstanding debt and the frequently redetermined interest rates associated with the majority of the Company's debt instruments, the Company believes that the aggregate fair values of short-term notes payable and long-term debt approximate the carrying values.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed based upon the weighted average number of common shares and, when material in the aggregate, dilutive common equivalent shares outstanding during each period. Common shares issued for dividends on preferred stock are included in weighted average shares outstanding beginning on the date issued. In July 1994 the Company completed an exchange offer for a significant portion of its Series B preferred stock. Common shares issued in the exchange are included in weighted average shares outstanding as if the exchange had occurred at the beginning of fiscal 1995. The effects of convertible securities, options and warrants are excluded from earnings per share calculations when the effect would be anti-dilutive. Fully diluted earnings per common share exclude the effects of convertible securities as such effects are anti-dilutive in all periods. The weighted average number of common and common equivalent shares used to compute earnings per share for each period is:

                               1997           1996           1995
                           ----------------------------------------------

Primary and fully diluted    3,241,349      2,638,126      2,423,864

Cash dividends on preferred stock and the value of common shares issued as dividends on Series B preferred stock ($136,360 in 1997, $129,764 in 1996 and $136,378 in 1995) are deducted in arriving at earnings (loss) applicable to common shares.

                            Meridian National Corporation

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which is effective for periods after December 15, 1997. Statement No. 128 simplifies the computation of earnings (loss) per share. The Company does not expect the effect of this new standard to be significant.

STOCK OPTIONS

All options have been granted at prices not less than the market price on the date granted. Accordingly, the Company recognizes no compensation expense related to these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1996 and 1995 financial statements to conform with the 1997 presentation.

2. CONCENTRATION OF CREDIT RISK

The Company and its subsidiaries are engaged in the trading and processing of steel products for the automotive, truck, and appliance industries and the recycling or disposal of paint and acid wastes for generators of such wastes in the automotive and steel industries located primarily in the Midwestern United States. Substantially all of the Company's accounts receivable as of February 28, 1997 and February 29, 1996 are due from companies which operate in these industries. The Company extends credit based on an evaluation of credit reports, payment practices and, in most cases, financial condition. Generally, collateral or letters of credit are not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

3. SHORT-TERM NOTES PAYABLE

The Company has a $12,000,000 revolving demand line of credit with a bank under a Loan and Security Agreement with interest at 1% above the bank's prime rate. The agreement allows borrowings under a lending formula based upon eligible accounts receivable and inventories less outstanding letters of credit issued under the agreement.

                            Meridian National Corporation

3. SHORT-TERM NOTES PAYABLE (CONTINUED)

At February 28, 1997, approximately $862,000 was available under the revolving demand loan. The agreement provides for a commitment fee equal to 1/4% of the excess of $12,000,000 over average daily borrowings and is secured by substantially all of the Company's personal property not otherwise pledged.

The agreement contains covenants which require the maintenance of certain financial ratios, restrict the payment of dividends, restrict the incurrence of indebtedness and limit certain activities and transactions. Subsequent to February 28, 1997, the bank increased the line of credit to $13,500,000. In connection with the increase, violations of certain covenants during 1997 have been waived by the bank and certain covenants have been amended for future periods.

Weighted average interest rates at year end were 9.33% in 1997, 9.25% in 1996 and 10% in 1995.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                    FEBRUARY 28,  FEBRUARY 29,
                                                      1997           1996
                                                  ----------------------------

8 1/2% mortgage note payable to trustee bank, due
  in monthly installments, including interest, of
  approximately $73,000 until final maturity in
  November 2000                                      $2,707,500     $3,303,750

Notes payable to bank, due in monthly
  installments of $21,000, plus interest (9.75% at
  February 28, 1997) at 1.5% above prime, with a
  payment of $150,000 due September 1997 and a
  final payment of $1,906,000 due March 1998         2,287,000               -

Mortgage and other notes payable, due in monthly
  installments of approximately $12,700,
  including interest (9.5% at February 28, 1997) at
  2% above prime rate (maximum rate of 9.5%),
  with final payment of $605,000 due January
  1999                                                 778,122         852,909

                            Meridian National Corporation

4. LONG-TERM DEBT (CONTINUED)

                                                 FEBRUARY 28,   FEBRUARY 29,
                                                    1997            1996
                                                 ----------------------------

Note payable, due in monthly installments of
  $17,675 including interest at 11.7% through
  December 1, 2000                                  641,333        770,087

Convertible note payable to an officer and
  stockholder, interest payable quarterly at 9%,
  secured by a pledge of common stock of certain
  subsidiaries. The note is subordinate to bank
  borrowings and is convertible into shares of
  common stock at a conversion price of $15.60
  per share                                         275,232        596,822

Note payable to bank under the Loan and Security
  Agreement, due in monthly installments of
  $5,000 through December 1998, plus interest
  (9.75% at February 28, 1997) at 1.5% above the
  bank's base rate                                  115,000        170,000

Note payable to Haden Purification, Inc.                  -        700,722

Note payable to a stockholder                             -        149,206

Obligations under long-term capital leases:
  Lease purchase obligation payable in monthly
   installments of $14,904 plus interest at 9.92%
   through October 30, 2002                         772,881        869,772

  Lease purchase obligation covering industrial
   revenue bonds, payable in monthly
   installments of $9,444 plus interest (7.56% at
   February 28, 1997) at 92% of prime through
   July 1, 2001                                     491,112        613,889

Other                                                66,757         61,985
                                                 ----------------------------
                                                  8,134,937      8,089,142
Less amounts due within one year                  1,548,644      1,241,726
                                                 ----------------------------
                                                 $6,586,293     $6,847,416
                                                 ----------------------------
                                                 ----------------------------

                            Meridian National Corporation

4. LONG-TERM DEBT (CONTINUED)

During fiscal 1997 the Company arranged financing totalling $2,350,000 with its bank. The proceeds have been primarily used to finance an expansion of the Company's paint waste recycling operation, expected to commence operations in the second quarter of fiscal 1998, and repay existing obligations. Monthly payments required amount to $21,000 plus interest at prime plus 1.5%. The notes originally required final principal payments of $650,000 and $1,469,000 on September 30, 1997 and October 31, 1997, respectively. The bank has agreed to extend the notes until March 1998, requiring the continuation of the monthly principal payments of $21,000 and an additional payment due of $150,000 in September 1997. A final payment of $1,906,000 is due March 1998. These borrowings are guaranteed by a corporation which is a stockholder in the Company and one of its subsidiaries. One of the Company's directors has a majority ownership position in the guarantor. Additionally, an officer and stockholder of the Company has personally guaranteed the Company's entire borrowings from the bank, aggregating $13,540,000 at February 28, 1997. The Company is investigating various opportunities to obtain long-term financing for the project.

In fiscal 1995, the Company negotiated agreements with a former common stockholder and officer and a former employee, whereby the Company settled notes with unpaid balances aggregating $666,013 which were scheduled to mature in September 1995. Under the agreements the Company made payments on the notes in June 1994 of approximately $346,000, plus accrued interest. One of the agreements calls for additional payments aggregating $100,000, including interest, over a period of two years. The early retirement of these obligations resulted in the recording in fiscal 1995 of an extraordinary gain of $226,276, net of federal income tax of $5,000.

In fiscal 1996, the Company negotiated an agreement with a stockholder whereby a convertible note payable in an amount of $596,822 was settled, subject to certain conditions, for approximately $448,000 payable in 18 monthly payments commencing in March 1995, without interest. The settlement resulted in the recording of an extraordinary gain of $149,206.

An officer and stockholder of the Company has agreed to defer payment of a convertible note payable of $275,232 until after February 28, 1998. The note was scheduled to mature in September 1995. Accordingly, the note payment has been excluded from long-term debt due within one year in the accompanying balance sheets. In May 1996 the Board of Directors authorized the issuance of 600,000 shares of the Company's common stock to the officer and stockholder in exchange for a reduction of $300,000 to the convertible note payable to the officer and stockholder.

                            Meridian National Corporation

4. LONG-TERM DEBT (CONTINUED)

Effective July 1, 1992, Environmental Purification Industries Company ("EPI") became a wholly-owned subsidiary of the Company when, pursuant to a Termination Agreement, Haden Purification, Inc. ("Haden Purification") terminated and abandoned its 50% partnership interest in EPI. Under the Termination Agreement, Haden Purification assumed liability for one-half of the remaining principal, interest and fee payments due under the Company's 8.5% mortgage note payable and was assigned 50% of the amount held in trust to meet future debt service requirements. Haden Purification makes principal, interest and fee payments directly to the trustee bank. As such, these payments are excluded from the statement of cash flows. Interest expense in the accompanying consolidated statements of operations excludes interest and fee payments made by Haden Purification amounting to $140,407 in 1997, $163,678 in 1996 and $184,264 in
1995.

In June 1996, the Company executed an agreement (the "Compromise Agreement") to repay a note payable to Haden Purification. The terms of the Compromise Agreement included, among other things, settlement of the note payable for a payment of $350,000 made in July 1996. The Company is required to continue to pay, through July 1, 1998, Haden Environmental Corporation, an affiliate of Haden Purification, a throughput charge of $10 per cubic yard of paint waste processed through EPI's current recycling system. Prior to execution of the Compromise Agreement, payments of the throughput charge were credited towards amounts due under the note payable to Haden Purification. The gain of $329,279 on early extinguishment of debt is reflected as an extraordinary gain. The throughput charges will be reported as operating expenses as incurred through July 1, 1998. Future throughput charges are estimated to aggregate $114,000.

Maturities of long-term debt in each of the five fiscal years subsequent to February 28, 1997, including the principal portion of minimum payments under long-term lease obligations, are approximately as follows:

         1998                               $1,549,000
         1999                                3,439,000
         2000                                1,812,000
         2001                                1,022,000
         2002                                  198,000

These amounts include principal payments to be made by Haden Purification as follows: 1998 - $322,000; 1999 - $350,000; 2000 - $380,000 and 2001 - $302,000.

                            Meridian National Corporation

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

The cost and accumulated amortization of property leased under capital leases are as follows:

                                  FEBRUARY 28,   FEBRUARY 29,
                                     1997           1996
                                  ---------------------------

Buildings                         $  634,383     $  643,407
Machinery and equipment            1,011,306        991,599
                                   ----------------------------
                                   1,645,689      1,635,006
Less accumulated amortization        594,314        469,628
                                   ----------------------------
                                  $1,051,375     $1,165,378
                                   ----------------------------
                                   ----------------------------

Future minimum payments and their present value under these leases at February 28, 1997 are approximately as follows:

         1998                                         $  352,000
         1999                                            343,000
         2000                                            334,000
         2001                                            305,000
         2002                                            229,000
         Thereafter                                      119,000
                                                    ---------------
         Total minimum lease payments                  1,682,000
         Less amount representing interest               351,000
                                                    ---------------
         Present value of minimum lease payments
           included in long-term debt                 $1,331,000
                                                    ---------------
                                                    ---------------

The Company has subleased a facility which is leased by the Company under a capital lease. Minimum aggregate sublease payments to be received subsequent to February 28, 1997 amounted to $286,893. One of the Company's directors has a majority ownership position in the sublessee.

                            Meridian National Corporation

5. LEASE COMMITMENTS (CONTINUED)

OPERATING LEASES

The Company leases certain property and equipment under agreements classified as operating leases. Total rent expense charged to operations for 1997, 1996 and 1995 approximated $610,000, $373,000 and $257,000, respectively, which included $290,000, $252,000 and $250,000, respectively to related parties. Minimum future rental commitments under noncancellable operating leases at February 28, 1997, including aggregate payments of $224,000 to an affiliate of an officer and certain stockholders, are $434,000 in 1998; $211,000 in 1999; $27,000 in 2000
and $22,000 in 2001.

6. DISCONTINUED OPERATIONS

On July 5, 1996, the Company sold all of the property and equipment of Meridian Environmental Services, Inc. ("MES"), a wholly-owned subsidiary which operated the Company's waste acid recycling and disposal business. The assets were sold for $700,000 to a new company formed by MES management. Of the $700,000 sales price, $200,000 is represented by notes due from the purchaser, payable in varying installments over a period of five years. Of the $395,000 gain on the sale of the assets, $195,000 was recognized in July 1996, and the remainder will be recognized as the notes are collected.

The accompanying consolidated financial statements have been restated to separately report the operating results of this discontinued operation. Net sales of the discontinued operation were approximately $458,000 through the disposal date in fiscal 1997 and $1,934,000, and $2,600,000 for 1996 and 1995,
respectively.

7. SUBSIDIARY STOCK

During fiscal 1997 25 shares of common stock (a 20% interest) of EPI Technologies, Inc., were issued to outside investors for $581,046 in cash, net of related costs. Proceeds of the sale were credited to minority interest, based on the carrying value of the subsidiary, with the remainder credited to capital in excess of stated value. EPI Technologies, previously a wholly-owned subsidiary, holds the Company's interest in EPI, the Company's paint waste recycling operation.

                            Meridian National Corporation

8. COMMITMENTS AND CONTINGENCIES

EPI has entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its paint recycling process. EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the processes, formulae and technology. Minimum monthly payments required under the agreement are $20,000. EPI is nearing completion of a $2.3 million expansion to its facilities which will utilize the licensed process and technology.

The Company is involved in certain litigation and claims incidental to its business. In one such claim, the Company is involved in a labor relations matter in which the NLRB has instituted a claim against companies which leased employees to the Company. The amount of the claim is $1.2 million. The ultimate outcome with respect to such proceedings currently cannot be predicted. However, the Company believes, based on its examination and review of such matters and consultation with outside legal counsel, that there are meritorious defenses available to the Company.

9. CAPITAL STOCK

The Series B preferred stock has a mandatory dividend payable semiannually at an annual rate of $.375 per share, if paid in cash, or, at the Company's option, $.4875 per share if paid in shares of common stock based on the average market value of the common stock for the 20 days prior to the record date. Holders of the Series B preferred stock are entitled to one-tenth vote for each share held and, subject to certain conditions, vote together with the holders of common stock as a single class. Each share of the Series B preferred stock is convertible, at the option of the holder into .25 shares of common stock, subject to adjustment under certain circumstances. The Series B preferred stock may be redeemed by the Company, in whole or in part, at a redemption price of $4.875 per share if the average of the closing prices of the common stock has been at least $22.50 per share during twenty consecutive trading days.

During the period from June 22 to July 26, 1994, the Company extended a special offer to holders of its Series B preferred stock to exchange for each 100 shares of Series B preferred stock, one unit, consisting of 90 newly issued shares of common stock and 100 warrants (the "1999 warrants") to purchase 1.2 shares of common stock each at an exchange price of $2.35 per share, as adjusted, subject to further adjustment in certain circumstances. The 1999 Warrants are exercisable through June 1999. A total of

                            Meridian National Corporation

9. CAPITAL STOCK (CONTINUED)

1,041,249 shares, or 83% of the Series B preferred shares outstanding, were validly tendered for exchange. The number of 1999 Warrants outstanding at February 28, 1997 was 1,040,300.

The Company issued 1,265,000 common stock purchase warrants in 1989 (the "Original Warrants"). The terms of the Original Warrants were modified by the Company during a special exercise period which extended through July 31, 1995, at which time the Original Warrants expired. During this period holders of the Original Warrants could purchase, at a purchase price of $2.75, a unit consisting of one share of common stock and one common stock purchase warrant ("1998 Warrant"). The 1998 Warrants entitle the holder to purchase 1.2 shares of common stock through May 31, 1998, at a per share exercise price of $2.35, as adjusted. Through July 31, 1995, 240,415 Original Warrants were exercised. All 1998 Warrants remain outstanding at February 28, 1997.

Holders of the Series A preferred stock are entitled to receive quarterly, cumulative dividends of $2.25 per share. The Series A preferred stock does not have voting rights and is redeemable at the Company's discretion for $100 plus accrued and unpaid dividends.

Common shares reserved for future issuance at February 28, 1997 aggregated 2,391,080 and related to the following:

    Common stock purchase warrants               1,589,529
    Stock options                                  732,220
    Convertible debt                                17,643
    Convertible preferred stock                     51,688

10. STOCK OPTIONS

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee and non-employee director stock options. The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25 no compensation expense is recognized because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock at the date of the grant.

                            Meridian National Corporation

10. STOCK OPTIONS (CONTINUED)

In the opinion of management, the existing fair value models do not provide a reliable measure of the fair value of employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's employee and non-employee director stock options have characteristics significantly different from those of traded options. In addition, option valuation models require highly subjective assumptions. Changes in these assumptions can materially affect the fair value estimate.

SFAS No. 123 requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.3%; a dividend yield of 0%; expected volatility of the Company's common stock .484 and .439; and a weighted-average expected life of the options of 7 years.

The weighted-average fair value of options granted in 1997 and 1996 was $0.47 and $1.21, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. For 1996, only grants awarded during the year are amortized. For 1997, amortization attributable to grants awarded in both 1996 and 1997 impact the pro forma results. The Company's reported and pro forma information follows:

                                     1997             1996
                                ------------------------------

    Net income (loss):
      Reported                    $  4,392       $(1,349,608)
      Pro forma                    (83,018)       (1,408,181)
    Loss per Share:
      Reported                    $  (0.04)      $     (0.56)
      Pro forma                      (0.07)            (0.58)

The Company has a nonqualified and incentive stock option plan for its officers and key employees under which 600,000 shares of common stock may be issued. Incentive stock options issued to stockholders possessing more than ten percent of the combined voting rights of the Company may be granted at an exercise price of not less than 110 percent of the fair market value of the common stock at the date of the grant and are exercisable for

                            Meridian National Corporation

10. STOCK OPTIONS (CONTINUED)

a period not exceeding five years from the date of the grant. All other options under the plan may be granted at amounts not less than the market value of the common stock at the date of the grant and are exercisable for a period not exceeding ten years from the date of the grant.

The Company has also established a nonemployee directors' stock option plan under which 150,000 shares of common stock may be issued. Under this plan, eligible directors who have served twelve consecutive months are annually granted options to purchase 2,500 shares. Under the plan, options may be granted at an exercise price equal to the market value on the date of grant and are exercisable for a period not exceeding ten years from the date of grant.

Summary information on stock options is as follows:

                                       Shares Under   Weighted-average
                                          Option       Exercise Price
                                      ----------------------------------

   Outstanding at February 28, 1995       135,300          $2.32
    Granted                               106,000          $2.13
    Cancelled                             (11,500)         $1.86
                                       --------------
   Outstanding at February 29, 1996       229,800          $2.25
    Granted                               315,000          $1.00
    Cancelled                             (41,500)         $2.07
                                       --------------
   Outstanding at February 28, 1997       503,300          $1.48
                                       --------------
                                       --------------
    Exercisable at February 28, 1997      133,450          $1.99
                                       --------------
                                       --------------

The weighted average remaining contractual life of options outstanding at February 28, 1997 is 8.4 years. Exercise prices for outstanding options at February 28, 1997 range from $0.88 to $4.00 per share.

11. INCOME TAXES

The Company has net operating loss, alternative minimum tax credit and business credit carryforwards for federal tax purposes of approximately $5,532,000, $9,000 and $18,000, respectively, available for the reduction of future federal income tax. Net operating loss carryforwards begin expiring in fiscal 2005.

                            Meridian National Corporation

11. INCOME TAXES (CONTINUED)

The effective income tax rate, excluding extraordinary gains and discontinued operations for 1997, 1996 and 1995 differs from the U. S. federal income tax rate due to the following:

                                                  1997     1996      1995
                                               ------------------------------

    Tax (benefit) based on statutory U. S.
     federal income tax rate                     (34.0%)   (34.0)%   (34.0)%
    Change in valuation allowance                 28.2      36.7      11.0
    Meals and entertainment                        6.4       1.9       1.4
    State and local tax effects                   (4.2)     (5.5)     (1.4)
    Amortization of goodwill                       0.3       0.1       8.1
    Writedown of goodwill                            -         -      15.5
    Other                                          3.3       0.8       0.8
                                               ------------------------------
    Effective rate                                   -%        -%      1.4%
                                               ------------------------------
                                               ------------------------------

Deferred income taxes are measured based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                FEBRUARY 28,   FEBRUARY 29,
                                                    1997           1996
                                              -------------------------------


    Deferred tax assets:
     Net operating loss carryforwards            $2,210,000     $2,104,000
     Inventory                                      257,000        161,000
     Property and equipment                               -         78,000
     Other                                          239,000        161,000
                                              -------------------------------
    Total deferred tax assets                     2,706,000      2,504,000

    Valuation allowance                          (2,449,000)    (2,480,000)
                                              -------------------------------
    Net deferred tax assets                         257,000         24,000

    Deferred tax liabilities:
     Property and equipment                        (252,000)             -
     Other                                           (5,000)       (24,000)
                                              -------------------------------
     Total deferred tax liabilities                (257,000)       (24,000)
                                              -------------------------------
    Net deferred tax assets and liabilities    $         -    $         -
                                              -------------------------------
                                              -------------------------------

Change in the valuation allowance equals the change in net deferred tax assets.

                            Meridian National Corporation

12. WRITE-DOWN OF NONCURRENT ASSETS

In December 1994 the Company received written notice from the principal customer for one of its steel pickling operations that the customer would not require any more services from the Company as of March 15, 1995. Based on this loss of business and based on a reevaluation of the potential uses of facilities at the location of this operation, the Company recorded a pretax charge of $2,286,000 in the fourth quarter of fiscal 1995 to write down noncurrent assets. The charge is comprised of (i) a write-down of $1,199,000 of property and equipment at this location to its net realizable value, (ii) a write-off of goodwill of $703,000 related to this operation and (iii) a write-off of the unamortized costs of noncompete and related agreements of $384,000, which were being amortized on an eight year life.

13. INDUSTRY SEGMENT INFORMATION

The Company has two operating segments which are in separate industries. The steel distribution and processing segment handles flat-rolled steel products for the automotive, truck and appliance industries. The waste management segment recycles paint wastes for companies in the automotive industry. The Company's discontinued spent acid recycling operation, previously included in the waste management segment, has been excluded from that segment in the information presented herein.

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

Net sales of the steel distribution and processing segment include $9,176,000 in 1997 and $6,718,000 in 1996 for slitting of coil steel for a steel stamping customer. No customer accounted for 10% or more of consolidated net sales in 1995. The accounts receivable balance from this customer at February 28, 1997 and February 29, 1996 was approximately $2,075,000 and $1,473,000, respectively.

                            Meridian National Corporation

13. INDUSTRY SEGMENT INFORMATION (CONTINUED)

The following summarizes the Company's operations and identifiable assets:

                                              1997           1996                 1995
                                     ------------------------------------------------------

Net sales:
 Steel distribution and processing       $63,103,554     $51,198,434          $47,343,329
 Waste management                          3,417,070       3,533,514            3,459,107
 Eliminations                                 (9,400)        (58,961)            (163,673)
                                     ------------------------------------------------------
Total net sales                          $66,511,224     $54,672,987          $50,638,763
                                     ------------------------------------------------------
                                     ------------------------------------------------------

Operating profit:
 Steel distribution and processing      $  2,487,412     $   645,356        $     108,002 (b)
 Waste management                           (629,107)(a)     127,131              340,615
                                     ------------------------------------------------------
Total operating profit                     1,858,305 (a)     772,487              448,617 (b)
 General corporate expenses                 (938,624)     (1,105,743)            (983,038)
 Interest expense - net                   (1,539,146)     (1,394,940)          (1,008,459)
                                     ------------------------------------------------------
Loss from continuing operations
 before income taxes
 and extraordinary gain                 $   (619,465)(a) $(1,728,196)       $  (1,542,880)(b)
                                     ------------------------------------------------------
                                     ------------------------------------------------------
Identifiable assets:
  Steel distribution and processing      $27,003,764     $21,370,967          $20,657,480
  Waste management                         6,130,291       4,547,430            4,875,188
  Corporate and discontinued
   operations                                647,263         695,293            1,195,342
  Eliminations                               (80,508)        (66,893)            (100,749)
                                     ------------------------------------------------------
Total assets                             $33,700,810     $26,546,797          $26,627,261
                                     ------------------------------------------------------
                                     ------------------------------------------------------



                            Meridian National Corporation

13. INDUSTRY SEGMENT INFORMATION (CONTINUED)

                                        1997          1996            1995
                                     ------------------------------------------

Depreciation and amortization:
Steel distribution and processing    $  436,435    $   375,474    $   798,302
Waste management                        338,690        248,062        257,295
Corporate assets                         37,116         29,991         23,152
                                     ------------------------------------------
Total depreciation and amortization  $  812,241    $   653,527    $ 1,078,749
                                     ------------------------------------------
                                     ------------------------------------------

Capital expenditures:
Steel distribution and processing    $  135,336    $ 2,528,038    $   229,311
Waste management                      2,193,270        133,770         63,508
Corporate assets and discontinued
 operations                               5,135        135,466         80,123
                                     ------------------------------------------
Total capital expenditures           $2,333,741    $ 2,797,274    $   372,942
                                     ------------------------------------------
                                     ------------------------------------------

(a) Includes $275,908 cost of discontinued registration.
(b) Includes $2,285,548 write-down of noncurrent assets.

14. BUSINESS COMBINATIONS

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

                            Meridian National Corporation

14.  BUSINESS COMBINATIONS (CONTINUED)

                                                   1996            1995
                                               -------------------------------

    Net sales from continuing operations        $64,692,860    $62,160,574
    Loss before discontinued operations and
     extraordinary gain                          (1,590,196)    (1,563,880)
    Net loss                                     (1,211,592)    (1,126,366)

    Earnings (loss) per common share:
     Loss before extraordinary gain:
        Continuing operations                     $   (0.66)   $     (0.70)
        Discontinued operations                        0.09           0.09
     Extraordinary gain                                0.06           0.09
                                               -------------------------------
     Net loss                                    $    (0.51)   $     (0.52)
                                               -------------------------------
                                               -------------------------------

In fiscal 1986, the Company acquired all of the common stock of certain subsidiaries for $4,600,000 (exclusive of acquisition costs of $215,200), made up of $2,000,000 in cash and $2,600,000 in promissory notes. The controlling interests in the subsidiaries were purchased from certain present and former members of management who were also principal stockholders of the Company. The acquisitions have been accounted for as purchases. The SEC staff questioned the Company's accounting for the acquisitions and indicated that the accounting differs from the staff's position on accounting for similar transactions. Under the staff position, the transfer of assets and liabilities to the Company would have been accounted for at historical cost, i.e., at the carryover basis of the acquired companies. If the Company had applied such accounting, the accompanying consolidated statements of operations would reflect reductions of costs of sales and other costs and expenses aggregating $6,000, $6,000 and $1,263,000 in 1997, 1996 and 1995, respectively. These reductions reflect the elimination of charges to write off and/or amortize the goodwill and increased bases in other assets which would not have been recorded under the staff position. As a result, there would have been net income of $68,000 in 1997 and $136,000 in 1995 and the net loss would decrease to $1,343,000 in 1996.

                            Meridian National Corporation

15. COST OF DISCONTINUED REGISTRATION

During 1997 the Company incurred expenses in conjunction with a proposed initial public offering of approximately 50% of a subsidiary which includes the Company's paint waste recycling operation. Due to weakness in the public market for the offering and to other matters, the planned offering has been indefinitely delayed. The Company expensed in the fourth quarter of fiscal 1997 approximately $276,000 of legal, accounting and other costs related to the uncompleted offering.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of June, 1997.

                                  MERIDIAN NATIONAL CORPORATION



                                  By:  /s/ William D. Feniger
                                      -------------------------------------
                                       William D. Feniger
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                        Title                       Date
    ---------                        -----                       ----

/s/ William D. Feniger        Chairman of the Board           June 24, 1997
------------------------
William D. Feniger            of Directors, President
                              and Chief Executive Officer
                              (Principal Executive Officer)


/s/ James L. Rosino           Vice President - Finance        June 24, 1997
------------------------
James L. Rosino               (Principal Financial and
                              Accounting Officer)


/s/ Wayne Gardenswartz        Director                        June 24, 1997
------------------------
Wayne Gardenswartz


/s/ Jeffrey A. Slade          Director                        June 24, 1997
------------------------
Jeffrey A. Slade


/s/ Larry Berman              Director                        June 24, 1997
-------------------------
Larry Berman

                            MERIDIAN NATIONAL CORPORATION
                                      FORM 10-K

                                  INDEX TO EXHIBITS





10.01(p) Amendment No. 12 to the Loan and Security Agreement, dated July 25, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

10.01(q) Term Note for $350,000, dated July 25, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp.

10.01(r) Amendment No. 13 to the Loan and Security Agreement, dated November 4, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

10.01(s) Term Note for $1,700,000, dated November 4, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp.

10.01(t) Amendment No. 14 to the Loan and Security Agreement, dated May 12, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp.

10.02(d) Agreement to Defer Principal Payments on Promissory Note, dated April 22, 1997, between the Company and William D. Feniger.

10.13(h) Compromise Agreement, dated as of June 28, 1996, among the Company, National Purification, MEPI Corp., EPI, Environmental Purification Industries, Inc., Haden MacLellan Holdings, plc, Haden, Inc., Haden Environmental Corporation and Haden Purification, Inc.

10.19 Purchase Agreement, dated July 3, 1996, among Meridian Environmental Services, Inc., Meridian International, Inc. and Gerald M. Groves.

10.20(a) Stock Purchase Agreement, dated November 19, 1996, among Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith.

10.20(b) Registration Rights Agreement, dated November 19, 1996, among Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith.

10.20(c) Stockholders Agreement, dated November 19, 1996, among Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith.

11            Statement of Computation of Earnings per Share

21            List of Subsidiaries of Registrant

23            Consent of Independent Auditors

27            Financial Data Schedule