Form 10-Q
period 1997-05-31
MERIDIAN NATIONAL CORP
filed 1997-07-18
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  _____________

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MAY 31, 1997

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

As of June 30, 1997, 3,488,246 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months ended May 31, 1997 may not be indicative of the results of operations for the year ending February 28, 1998. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1997.

                            MERIDIAN NATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)

                                                     MAY 31,      February 29,
                                                      1997           1997
                                                   ----------     ------------

ASSETS
Current assets:
  Cash                                            $     16,111   $     16,778
  Accounts receivable - net                         10,805,203     11,174,851
  Inventories                                       13,141,582     12,083,532
  Other current assets                                 812,015        678,504
                                                  ------------   ------------

        Total current assets                        24,774,911     23,953,665

Property and equipment, at cost                     12,219,922     11,963,239
  Less accumulated depreciation and amortization     4,335,135      4,151,923
                                                  ------------   ------------

                                                     7,884,787      7,811,316

Other assets                                         1,884,783      1,935,829
                                                  ------------   ------------

                                                  $ 34,544,481   $ 33,700,810
                                                  ------------   ------------
                                                  ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                   $ 12,291,823   $ 11,138,254
  Accounts payable and accrued liabilities          13,021,204     13,132,857
  Long-term debt due within one year:
    Related parties                                       --             --
    Other                                            3,401,924      1,548,644
                                                  ------------   ------------

        Total current liabilities                   28,714,951     25,819,755

Long-term debt due after one year:
  Related parties                                      275,232        275,232
  Other                                              4,109,438      6,311,061

Minority interests                                      52,310         96,600

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding              400,000        400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding            775,320        775,320

  Common stock, $.01 par value, 20,000,000 shares
    authorized, 3,488,246 shares outstanding            34,882         34,882

  Capital in excess of stated value                 10,818,545     10,818,545

  Deficit                                          (10,636,197)   (10,830,585)
                                                  ------------   ------------

        Total stockholders' equity                   1,392,550      1,198,162
                                                  ------------   ------------

                                                  $ 34,544,481   $ 33,700,810
                                                  ------------   ------------


                               SEE ACCOMPANYING NOTES.

                            MERIDIAN NATIONAL CORPORATION
                       CONDENSED CONSOLIDATED INCOME STATEMENTS

                                     (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MAY 31,
                                                    ------------------
                                                    1997           1996
                                                    ----           ----

Net sales                                       $19,999,870    $14,694,720
Costs of sales                                   17,720,334     12,771,696
                                                -----------    -----------
Gross margin                                      2,279,536      1,923,024

Other costs and expenses (income):
  Selling, general and administrative             1,786,080      1,761,836
  Interest expense                                  428,639        396,268
  Minority interests                                (44,290)           --
  Miscellaneous - net                               (94,283)       (75,540)
                                                -----------    -----------

                                                  2,076,146      2,082,564
                                                -----------    -----------

Income (loss) from continuing operations            203,390       (159,540)

Income from discontinued operations                     --          36,674
                                                -----------    -----------

Net income (loss)                               $   203,390    $  (122,866)
                                                -----------    -----------


Earnings (loss) applicable to common stock      $   169,192    $  (157,105)
                                                -----------    -----------
                                                -----------    -----------


Earnings (loss) per common share -
   primary and fully diluted:
      Income (loss):

          Continuing operations                 $      0.05         ($0.07)

          Discontinued operations                       --            0.01
                                                -----------    -----------

      Net income (loss)                         $      0.05         ($0.06)
                                                -----------    -----------
                                                -----------    -----------


      Weighted average common
         shares outstanding                       3,488,278      2,755,145
                                                -----------    -----------
                                                -----------    -----------


                               SEE ACCOMPANYING NOTES.

                            MERIDIAN NATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MAY 31,
                                                          ------------------

                                                          1997          1996
                                                          ----          ----

OPERATING ACTIVITIES
  Income (loss) from continuing operations           $   203,390   $  (159,540)
  Adjustments to reconcile income (loss) to net cash
     used in continuing operating activities:
       Depreciation and amortization                     215,772       220,809
       Minority interests                                (44,290)          --
       Changes in operating assets and liabilities:
          Accounts receivable                            369,648      (715,936)
          Inventories                                 (1,058,050)   (1,030,796)
          Other current assets                          (133,511)      (45,880)
          Accounts payable and accrued liabilities      (111,655)      607,272
                                                     -----------   -----------

             Net cash used in continuing operating
              activities                                (558,696)   (1,124,071)
             Net cash provided by discontinued
              operating activities                           --         52,349
                                                     -----------   -----------

             Net cash used in operating activities      (558,696)   (1,071,722)

INVESTING ACTIVITIES
  Additions to property and equipment                   (256,683)     (201,311)
  Changes in other assets                                (60,264)      (41,445)
                                                     -----------   -----------

             Net cash used in investing activities      (316,947)     (242,756)

FINANCING ACTIVITIES
  Changes in notes payable                             1,153,569     1,521,707
  Payments on long-term debt                            (269,593)     (270,690)
  Cash dividends paid                                     (9,000)       (9,041)
                                                     -----------   -----------

            Net cash provided by financing activities    874,976     1,241,976
                                                     -----------   -----------

Decrease in cash and cash equivalents                       (667)      (72,502)

Cash at beginning of period                               16,778       176,667
                                                     -----------   -----------

Cash at end of period                                $    16,111   $   104,165
                                                     -----------   -----------


                               SEE ACCOMPANYING NOTES.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.  RELATED PARTY TRANSACTIONS

          The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three month periods ended May 31, 1997 and 1996 approximated $64,000 and $75,000, respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                        FIRST QUARTER ENDED MAY 31, 1997
                                   COMPARED TO
                        FIRST QUARTER ENDED MAY 31, 1996


     First quarter sales of $20.0 million represented record quarterly sales volume. The sales increase of 36% over sales of $14.7 million in the first quarter of the prior fiscal year was a result of the growth of the Company's steel processing and distribution operations as it expands its marketing efforts throughout the midwest.

STEEL DISTRIBUTION AND PROCESSING SEGMENT   The Company's steel distribution and
processing operations reported net sales of $19.1 million for the first quarter of fiscal 1998, an increase of $5.2 million or 38% over the prior year. Benefiting from the strong demand for steel products, the sales increase was spread among all of the Company's steel distribution and processing operations.

     Operating profits for this segment amounted to $900,000 for the first quarter of fiscal 1998, an increase of $333,000 over the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 10.5% in the first quarter of fiscal 1998 compared to 11.8% in the prior year. The market for steel products has remained strong during the first quarter of fiscal 1998 as demand for steel products continued at high levels. However, gross margin percentages have decreased as steel costs have risen over the prior year, while the Company has not been able to fully pass along the increased costs to its customers. Management believes the market for steel products during the remainder of fiscal 1998 will remain strong as economic growth continues at modest levels, although the summer months will show normal seasonal softness.

WASTE MANAGEMENT SEGMENT   This segment reflects the results of the operations
of the Company's paint waste recycling operation. Net sales for paint waste recycling increased slightly to $860,000 in the first quarter of fiscal 1998 from $804,000 in the first quarter of the prior year. For the past several years, this operation has operated at or near its processing capacity.

     This segment reported a $91,000 operating loss for the first quarter of fiscal 1998, unchanged from the first quarter of the prior year. The operating results for this segment have been negatively impacted by costs incurred in the development and implementation of its second generation paint waste recycling technology. Implementation of the new process technology will provide additional process capacity through the expansion of its facilities in Toledo, Ohio, which has been recently completed and has entered the start-up phase of operations.

INTEREST EXPENSE   Interest expense increased $32,000 or 8% in the first quarter of fiscal 1998. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements mainly associated with the expansion of the steel processing business.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of May 31, 1997, the outstanding balance of the revolving credit line amounted to $12,445,000 and unused availability amounted to $1,055,000.

     The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

     In September 1995, Environmental Purification Industries Company, ("EPI") entered into a license agreement with Aster, Inc. whereby Aster has granted the Company the exclusive worldwide rights, except in Mexico, to use certain patented processes and technology for recycling paint waste, the Polymeric Recovery System (the "PRS system"). EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the process, formulae and technology. Minimum monthly payments required under the agreement are $20,000. EPI has recently completed a $2.3 million expansion of its paint waste recycling facility which utilizes the PRS system. Start-up of commercial operation of the PRS system began in July 1997. The expansion has been financed through borrowings from the bank. Monthly payments of $21,000 plus interest are required during fiscal 1998, an additional payment of $150,000 is due on September 30, 1997 and a balloon payment of $1,906,000 is due in March 1998. The Company is investigating various opportunities to obtain long-term funding for this project.

     The Company had a $3,940,000 working capital deficit at May 31, 1997, reflecting a $2,074,000 decrease in working capital from February 28, 1997.
This decrease is primarily a result of the classification as a current liability at May 31, 1997 of the balloon payment of $1,906,000 due in March 1998 on the borrowings to finance the PRS system expansion, as discussed above. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

     As a result of federal environmental regulations issued in 1991, the Company's paint waste recycling operation is required to and has submitted to the U.S. EPA an operating permit application under the Resources Conservation Recovery Act of 1980. The final approval for such a permit may take several years and require additional outlays of funds. During the application and review process, EPI's paint waste recycling operations continue on interim status and are unaffected. EPI may be required to make modifications to its operating procedures or equipment in the future, although EPI's management believes its operations meet the requirements without modification.

     The Company has entered into an agreement for a license to use computer software and for purchase of computer equipment, for an aggregate price of $265,000. The computer system is to be utilized in the Company's steel operations and is scheduled to be implemented later in fiscal 1998. Financing for this and other anticipated implementation costs is provided through leasing arrangements with both the software and hardware vendors. Otherwise, the Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under its loan agreement with the bank.

     The Company has a working capital deficit and has sustained operating losses in recent years. Management has taken various steps in recent years to improve the Company's operating performance and liquidity. Management expects to realize during fiscal 1998 the full benefit of these actions, which include the expansion of the steel processing operations, expansion of the paint waste recycling facility incorporating the PRS system, closing or sale of operations which were unprofitable or did not fit into the Company's strategic plans and various cost reductions.

     Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. Management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for the remainder of fiscal 1998. In addition, management believes it will be successful in obtaining long-term funding for the expansion of its paint waste recycling facility.

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MERIDIAN NATIONAL CORPORATION
                                              (Registrant)





Date:  July 18, 1997               By   /s/ William D. Feniger
                                        ------------------------------
                                        William D. Feniger
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer


Date:  July 18, 1997               By   /s/ James L. Rosino
                                        ------------------------------
                                        James L. Rosino
                                        Vice President - Finance and
                                        Chief Financial Officer