Form 10-Q
period 1997-08-31
MERIDIAN NATIONAL CORP
filed 1997-10-20
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  -------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended AUGUST 31, 1997

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

As of September 30, 1997, 3,555,708 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and six months ended August 31, 1997 may not be indicative of the results of operations for the year ending February 28, 1998. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1997.

                          MERIDIAN NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)

                                                                                AUGUST 31,         FEBRUARY 28,
                                                                                    1997              1997
                                                                              -----------         -------------
ASSETS
Current assets:
  Cash                                                                        $     17,549        $     16,778
  Accounts receivable - net                                                     10,056,338          11,174,851
  Inventories                                                                   12,861,658          12,083,532
  Other current assets                                                             760,224             678,504
                                                                              ------------        ------------
        Total current assets                                                    23,695,769          23,953,665

Property and equipment, at cost                                                 12,468,283          11,963,239
  Less accumulated depreciation and amortization                                 4,541,385           4,151,923
                                                                              ------------        ------------
                                                                                 7,926,898           7,811,316
Other assets                                                                     1,800,243           1,935,829
                                                                              ------------        ------------
                                                                              $ 33,422,910        $ 33,700,810
                                                                              ------------        ------------
                                                                              ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                               $ 12,829,639        $ 11,138,254
  Accounts payable and accrued liabilities                                      11,862,765          13,132,857
  Long-term debt due within one year:
    Related parties                                                                     --                  --
    Other                                                                        3,648,398           1,548,644
                                                                              ------------        ------------
        Total current liabilities                                               28,340,802          25,819,755

Long-term debt due after one year:
  Related parties                                                                  275,232             275,232
  Other                                                                          3,873,810           6,311,061

Minority interests                                                                      --              96,600

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
   $100 Series A, 5,000 shares authorized,
     4,000 shares issued and outstanding                                           400,000             400,000

  $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                                        775,320             775,320

  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,555,708 shares outstanding (3,488,246 at February 28, 1997)                   35,557              34,882

  Capital in excess of stated value                                             10,895,575          10,818,545

  Deficit                                                                      (11,173,386)        (10,830,585)
                                                                              ------------        ------------
        Total stockholders' equity                                                 933,066           1,198,162
                                                                              ------------        ------------
                                                                              $ 33,422,910        $ 33,700,810
                                                                              ------------        ------------
                                                                              ------------        ------------

                             SEE ACCOMPANYING NOTES.

                          MERIDIAN NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                       AUGUST   31,                             AUGUST 31,
                                                              ----------------------------            ----------------------------
                                                                    1997          1996                     1997            1996
Net sales                                                      $ 16,144,015   $ 16,774,302             $ 36,143,885   $ 31,469,022
Costs of sales                                                   14,475,770     14,642,322               32,196,104     27,414,018
                                                               ------------   ------------             ------------   ------------
Gross margin                                                      1,668,245      2,131,980                3,947,781      4,055,004

Other costs and expenses (income):
  Selling, general and administrative                             1,804,922      1,817,731                3,591,002      3,579,567
  Interest expense                                                  487,703        387,469                  916,342        783,737
  Minority interests                                                (52,310)            --                  (96,600)            --
  Miscellaneous - net                                               (96,592)       (77,191)                (190,875)      (152,731)
                                                               ------------   ------------             ------------   ------------
                                                                  2,143,723      2,128,009                4,219,869      4,210,573
                                                               ------------   ------------             ------------   ------------

Income (loss) from continuing operations
  before extraordinary gain                                        (475,478)         3,971                 (272,088)      (155,569)

Discontinued operations:
  Loss from operations                                                   --        (50,293)                      --        (13,619)
  Gain from disposal                                                     --        195,498                       --        195,498
                                                               ------------   ------------             ------------   ------------

Income (loss) before extraordinary gain                            (475,478)       149,176                 (272,088)        26,310

Extraordinary gain - extinguishment of debt                              --        329,279                       --        329,279
                                                               ------------   ------------             ------------   ------------
Net income (loss)                                              $   (475,478)  $    478,455             $   (272,088)  $    355,589
                                                               ------------   ------------             ------------   ------------
                                                               ------------   ------------             ------------   ------------

Earnings (loss) applicable to common stock                     $   (511,993)  $    443,322             $   (342,801)  $    286,217
                                                               ------------   ------------             ------------   ------------
                                                               ------------   ------------             ------------   ------------
Earnings (loss) per common share -
   primary and fully diluted:
      Income (loss) before extraordianry gain:

          Continuing operations                                      ($0.15)        ($0.01)                  ($0.10)        ($0.07)

          Discontinued operations                                        --           0.04                       --           0.05

       Extraordinary gain                                                --           0.10                       --           0.10
                                                               ------------   ------------             ------------   ------------
      Net income (loss)                                              ($0.15)         $0.13                   ($0.10)         $0.08
                                                               ------------   ------------             ------------   ------------
                                                               ------------   ------------             ------------   ------------

      Weighted average common
         shares outstanding                                       3,510,244      3,372,993                3,499,245      3,064,069
                                                               ------------   ------------             ------------   ------------
                                                               ------------   ------------             ------------   ------------


                             SEE ACCOMPANYING NOTES.

                          MERIDIAN NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                          AUGUST 31,
                                                                               --------------------------------
                                                                                    1997                1996
                                                                               ------------        ------------
OPERATING ACTIVITIES
  Loss from continuing operations before extraordinary gain                    $  (272,088)        $  (155,569)
  Adjustments to reconcile loss to net cash
     used in continuing operating activities:
       Depreciation and amortization                                               454,580             424,511
       Minority interests                                                          (96,600)                 --
       Gain on disposal of assets                                                       --             (24,316)
       Changes in operating assets and liabilities:
          Accounts receivable                                                    1,118,513          (2,039,135)
          Inventories                                                             (778,126)           (702,723)
          Other current assets                                                     (67,970)            (19,348)
          Accounts payable and accrued liabilities                              (1,270,092)            303,175
                                                                               ------------        ------------

             Net cash used in continuing operating activities                     (911,783)         (2,213,405)
             Net cash provided by discontinued operating activities                     --              12,506
                                                                               ------------        ------------
             Net cash used in operating activities                                (911,783)         (2,200,899)

INVESTING ACTIVITIES
  Additions to property and equipment                                             (390,672)           (359,812)
  Proceeds from disposal of assets                                                      --             524,559
  Changes in other assets                                                         (100,782)           (210,249)
                                                                               ------------        ------------
             Net cash used in investing activities                                (491,454)            (45,502)

FINANCING ACTIVITIES
  Changes in notes payable                                                       1,691,385           3,000,146
  Payments on long-term debt                                                      (544,369)           (900,963)
  Proceeds from bridge note and bridge warrants                                    275,000                  --
  Cash dividends paid                                                              (18,008)            (18,060)
                                                                               ------------        ------------
            Net cash provided by financing activities                            1,404,008           2,081,123
                                                                               ------------        ------------

Increase (decrease) in cash                                                            771            (165,278)

Cash at beginning of period                                                         16,778             176,667
                                                                               ------------        ------------
Cash at end of period                                                          $    17,549         $    11,389
                                                                               ------------        ------------
                                                                               ------------        ------------


                             SEE ACCOMPANYING NOTES.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.  PROPOSED PUBLIC OFFERING OF SUBSIDIARY

     A registration statement has been filed with the Securities and Exchange Commission on October 2, 1997 by EPI Technologies, Inc., an 80%-owned subsidiary. The registration statement relates to a proposed public offering of
1.25 million shares of common stock and 1.25 million redeemable common stock purchase warrants of EPI Technologies. Subsequent to the completion of the offering, the Company's beneficial ownership of EPI Technologies' common stock will be reduced to approximately 40%, representing 1 million shares of EPI Technologies' common stock.

     The net proceeds from the offering of these newly-issued securities, estimated to be $5.2 million, will principally be used to expand EPI Technologies' paint waste recycling business and facilities, repay certain indebtedness of EPI Technologies and for working capital and general corporate purposes of EPI Technologies. If the proposed public offering is successfully completed, the Company does not intend to continue to provide financial support to EPI Technologies, except for the guarantee of a mortgage note to trustee bank and the guarantee of EPI Technologies' obligation pursuant to an employment agreement with a senior executive of EPI Technologies.


2.  BRIDGE FINANCING

     In August 1997, EPI Technologies raised $275,000 through a private placement of a $250,000 bridge note and 500,000 bridge warrants. The bridge note is unsecured , bears interest at 10% per annum and is due upon completion of the proposed offering. The bridge warrants, sold for an aggregate $25,000, entitle the holder to purchase shares of EPI Technologies' common stock. The bridge warrants automatically convert to warrants with the same terms as the warrants offered pursuant to the proposed offering, upon completion of the proposed offering.


3.  RELATED PARTY TRANSACTIONS

     The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and six months ended August 31, 1997 approximated $64,000 and $128,000, respectively. During the three months and six months ended August 31, 1996, the lease payments amounted to $75,000 and $151,000, respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions which follow contain forward-looking statements including statements regarding, among other things, anticipated trends in the Company's business and the industries in which it operates and the Company's business strategy. The words "believe," "expect," "anticipate," "intends," "forecasts," "project," and similar expressions identify forward-looking statements. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from such forward-looking statements, as a result of such factors, including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained herein will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

                              RESULTS OF OPERATIONS

     In July 1996 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results have been restated for all periods presented to separately report the operating results of this discontinued operation. This business had been declining and was substantially dependent on one major customer, which had shut down its operations in March 1996. The discussion of results of operations which follow pertain only to continuing operations.


                      SECOND QUARTER ENDED AUGUST 31, 1997
                                   COMPARED TO
                      SECOND QUARTER ENDED AUGUST 31, 1996

STEEL DISTRIBUTION AND PROCESSING SEGMENT   Net sales for the second quarter of
fiscal 1998 amounted to $15.2 million, a decrease of 4% from the second quarter of the prior fiscal year. Sales slowed from the first quarter record volume due in part to the traditional summer slowdown of the automotive industry, a major consumer of steel products. Also, second quarter sales, particularly of the steel distribution business, were affected by a modest softening of demand in the steel markets.

     Operating profits for this segment amounted to $318,000 for the second quarter, a decrease of $363,000 from the same period of the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 9.4% in the second quarter compared to 11.2% for the same quarter in the prior year. Gross margin percentages have decreased due to pricing pressures resulting from the softening of the steel markets, as evidenced by the announcements of price decreases by several steel producers. Management believes the current market for steel products will not soften significantly further and will remain relatively strong as overall economic growth in the U.S. is expected to continue near its current levels during the remaining six months of the Company's fiscal year.

WASTE MANAGEMENT SEGMENT   Net sales for the Company's paint waste recycling
business during the second quarter amounted to $940,000, a decrease of $34,000 or 3% compared to the same period in the prior year. The decrease is attributable to a decrease in revenue associated with paint waste processed at third party facilities. Overall, sales volume fluctuates very little as the Company has for the last several years operated its existing paint waste recycling facility at or near full capacity. A $2.3 million expansion, which incorporates a new paint waste recycling technology, has recently been completed at the Toledo, Ohio facility. The Polymeric Recovery System, as it is known, will provide a 50% capacity increase to the existing operations. This system is now in a start-up period and has not yet processed significant volumes of paint waste.

     The paint waste recycling operation reported a $131,000 operating loss for the second quarter compared to a $62,000 operating loss for the second quarter of the prior year. The operating results for this operation include costs incurred in the development and implementation of the new paint waste recycling technology and, in the second quarter of fiscal 1998, by the commencement of the start-up period for the Polymeric Recovery System in May 1997.

INTEREST EXPENSE   Interest expense increased $100,000 or 26% in the second
quarter as compared to the second quarter of the prior year. A significant portion of the increase is due to increased borrowings necessary to finance the expansion of the paint waste recycling business with the installation of the Polymeric Recovery System, as further discussed in the Liquidity and Capital Resources section following. Additionally, the Company's average outstanding borrowings under its revolving credit line rose as a result of an increase in working capital requirements, mainly associated with costs of implementing the Polymeric Recovery System.


                        SIX MONTHS ENDED AUGUST 31, 1997
                                   COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1996

STEEL DISTRIBUTION AND PROCESSING SEGMENT   For the six month period ended
August 31, 1997, net sales amounted to $34.3 million, an increase of $4.6 million compared the same period of the prior year. The six month period ended August 31, 1997 included record sales volume recorded in the first quarter of the fiscal year.

     Operating profits for the six month period ended August 31, 1997 amounted to $1,218,000, a decrease of $30,000 from the six month period ended August 31, 1996. Gross margin as a percentage of net sales was 10.0% for the six month period compared to 11.5% for the same period last year. Margins have been hurt by price pressures for steel products and a recent softening of demand in the steel markets.

WASTE MANAGEMENT SEGMENT   Net sales for the paint waste recycling business for
the six month period ended August 31, 1997 amounted to $1.8 million, an increase of $22,000 or 1% over the same period of the prior year. This operation generated an operating loss of $222,000 for the six month period compared to $161,000 for the six month period of the prior fiscal year. As discussed earlier, operations for the six months ended August 31, 1997 reflect additional costs associated with the commencement of the start-up period for the Polymeric Recovery System in May 1997.

INTEREST EXPENSE   Interest expense for the six month period ended August 31,
1997 increased $133,000 or 17% compared to the six month period of the prior fiscal year due to increased borrowings necessary to finance the expansion of the Toledo paint waste recycling operations. Interest costs of $36,000 in the six months ended August 31, 1997 were capitalized as part of the Toledo plant expansion. Additional borrowings under the Company's revolving credit line, mainly as a result of costs associated with the implementation of the Polymeric Recovery System, have also contributed to increased interest expense.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had a $4,645,000 working capital deficit at August 31, 1997, reflecting a $2,779,000 decrease in working capital from February 28, 1997.
This decrease is primarily a result of the classification as a current liability at August 31, 1997 of the balloon payment of $2,305,000 due in March 1998 on the borrowings to finance the Polymeric Recovery System expansion of the Company's paint waste recycling business, as further discussed below. Additionally, the funding of losses generated by the paint waste recycling operations, as well as additional capital expenditures of $288,000 in the six months ended August 31, 1997 related to the start-up of the Polymeric Recovery System have also contributed to the decrease in working capital. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

     The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. Violations in the second quarter of fiscal 1998 of certain covenants contained in the line of credit agreement have been waived by the bank. As of August 31, 1997, the outstanding balance of the revolving credit line amounted to $12,830,000 and unused availability amounted to $630,000. The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

     On October 2, 1997, a registration statement was filed with the Securities and Exchange Commission by EPI Technologies, Inc., an 80%-owned subsidiary which operates the Company's paint waste recycling business. The registration statement relates to a proposed public offering of 1.25 million shares of common stock and 1.25 million redeemable common stock purchase warrants of EPI Technologies. If the offering is successfully completed, the Company's beneficial ownership of EPI Technologies' common stock will be reduced to approximately 40%, representing 1 million shares of EPI Technologies' common stock.

     The net proceeds from the offering of these newly-issued securities, estimated to be $5.2 million, will principally be used to expand EPI Technologies' paint waste recycling business and facilities, repay certain indebtedness of EPI Technologies and for working capital and general corporate purposes of EPI Technologies. If the proposed public offering is successfully completed, the Company does not intend to continue to provide financial support to EPI Technologies, except for the guarantee of a mortgage note to trustee bank and the guarantee of EPI Technologies' obligation pursuant to an employment agreement with a senior executive of EPI Technologies.

     The Company has recently installed the Polymeric Recovery System, a process which incorporates a new paint waste recycling technology. During fiscal 1997, EPI Technologies completed financing totaling $2,350,000 with the lender that provides the Company's revolving credit line. The proceeds have been used primarily to finance the construction of the Polymeric Recovery System. The debt requires monthly principal payments of $21,000. A final payment of $2,035,000 is due in March 1998. The Company is co-signer on the debt. In addition, $750,000 of the debt is guaranteed by a corporation which is a stockholder in the Company and EPI Technologies. One of the Company's directors has a majority ownership position in this guarantor. Additionally, an officer and stockholder of the Company has personally guaranteed the Company's entire borrowings from this lender.

     Upon the completion of the public offering of securities of EPI Technologies, the bank has agreed to refinance the debt upon receiving a

$500,000 principal payment and a $50,000 loan closing fee from the offering proceeds. In connection with this refinancing, (i) the Company would no longer be required to be a co-signer, (ii) the officer and shareholder of the Company will be released from his personal guaranty of this debt and (iii) the corporate shareholder of the Company and EPI Technologies will be released from its guaranty of $750,000 of the debt. Management anticipates the completion of the proposed offering will occur prior to the due date of the balloon payment in March 1998. In the event the offering has not been completed by March 1998, the Company would seek other sources of long term financing.

     The paint waste recycling technology incorporated in the Polymeric Recovery System is licensed from Aster, Inc. The license agreement grants an exclusive, worldwide (except Mexico) perpetual license for the use of the Aster technology. The license agreement requires payment of royalty fees to Aster based on pounds of paint waste processed with the new technology and pounds of the recycled product ("EPI-MER-TM-") sold. These fees commence upon successful startup of the new equipment and the sale of EPI-MER-TM-. Technical and manufacturing services provided by Aster are paid for based on an hourly rate. Total payments to Aster may not fall below a minimum of $20,000 per month unless Aster is provided with six months advance notice. At the end of the six month notice period, the license for the use of this technology would become non-exclusive.

     In August 1997, EPI Technologies raised $275,000 through a private placement of a $250,000 bridge note and 500,000 bridge warrants. The bridge note is unsecured, bears interest at 10% per annum and is due upon the completion of the proposed offering of EPI Technologies' securities. The bridge warrants entitle the holder to purchase 500,000 shares of common stock of EPI Technologies. The bridge warrants automatically convert upon the completion of the offering to warrants with the same terms as the warrants to be issued as part of the offering.

     The Company currently estimates that it will incur expenses of approximately $40,000 when the U.S. EPA reviews and approves the Company's plan to comply with a consent decree entered into between the Company's paint waste recycling business and the U.S. EPA. Additionally, the Company estimates that the testing requirements necessary to demonstrate compliance with the U. S. EPA's standards for approval of a "Part B" permit, for which the paint waste recycling business has filed an application, will cost approximately $250,000. The Part B Permit allows a company to handle hazardous waste at a specific facility. In the event that the U.S. EPA rejects the Company's application for a Part B permit, or if the Company decides to modify its facility to eliminate the need for a Part B permit, the Company estimates that it will incur approximately $250,000 in capital expenditures to design and implement necessary modifications. The Company expects to incur both the $40,000 expense related to compliance with the consent decree and the $250,000 expenditure in connection with the application for a Part B permit or modifications of its facility within the next two years. The Company does not currently project that it will incur any other material capital expenditures related to compliance with environmental regulations.

     The Company's current steel operations have historically operated profitably. The paint waste recycling business has generated increasing operating losses during fiscal 1997 and through the first six months of fiscal 1998. The increasing losses of the paint waste recycling business are largely due to the increased costs associated with the licensing of the technology and other costs related to the implementation of the Polymeric Recovery System. Management believes the future profitability of the paint waste recycling business is substantially dependent on the sale of EPI-MER-TM-. To date, only nominal revenues have been generated from the Polymeric Recycling System and no EPI-MER-TM- has been sold. The Company is currently marketing EPI-MER-TM- to approximately ten potential customers in the sealant, coating and adhesive industries. The Company's current business strategy is to grow the business by
(i) developing a market for and selling EPI-MER-TM- for use as a lower cost replacement for traditional, virgin materials used in formulated products, (ii) the construction, ownership and operation of up to five customized Polymeric Recovery Systems on-site at large automotive assembly plants in the United States, and (iii) the construction of a second facility using the Polymeric Recovery System in the Southeast region of the United States to serve the market of small and medium size automotive assembly plants which individually generate lesser amounts of paint waste. To meet the financing needs of this business strategy, EPI Technologies is pursuing the completion of a public offering of securities. In the event the proposed public offering is not completed, EPI Technologies may be required to curtail its expansion activities or seek additional financing from banks or other sources.

     Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. Subject to completion of the proposed offering of securities of EPI Technologies, management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for the remainder of fiscal 1998.

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MERIDIAN NATIONAL CORPORATION
                                            (Registrant)



Date:  October 20, 1997            By /s/ William D. Feniger
                                      -------------------------------------
                                      William D. Feniger
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer


Date:  October 20, 1997            By /s/ James L. Rosino
                                      -------------------------------------
                                      James L. Rosino
                                      Vice President - Finance and
                                      Chief Financial Officer