Form 10-Q
period 1997-11-30
MERIDIAN NATIONAL CORP
filed 1998-01-20
CIK 717192

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   -------------

                                     FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended NOVEMBER 30, 1997

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

As of December 31, 1997, 3,555,708 shares of Meridian National Corporation common stock were outstanding.

                            MERIDIAN NATIONAL CORPORATION

                                        PART I

                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and nine months ended November 30, 1997 may not be indicative of the results of operations for the year ending February 28, 1998. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1997.

                            MERIDIAN NATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)


                                                   NOVEMBER 30,    February 28,
                                                       1997           1997
                                                   ------------    ------------
ASSETS
Current assets:
  Cash                                             $     20,813    $    16,778
  Accounts receivable - net                          10,493,907     11,174,851
  Inventories                                        12,742,746     12,083,532
  Other current assets                                  799,639        678,504
                                                   ------------    -----------
        Total current assets                         24,057,105     23,953,665

Property and equipment, at cost                      12,611,352     11,963,239
  Less accumulated depreciation and amortization      4,747,635      4,151,923
                                                   ------------    -----------

                                                      7,863,717      7,811,316

Other assets                                          1,955,789      1,935,829
                                                   ------------    -----------
                                                   $ 33,876,611    $33,700,810
                                                   ------------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $ 13,283,111    $11,138,254
  Accounts payable and accrued liabilities           12,794,404     13,132,857
  Long-term debt due within one year:
    Related parties                                          --         --
    Other                                             3,686,082      1,548,644
                                                   ------------    -----------

        Total current liabilities                    29,763,597     25,819,755

Long-term debt due after one year:
  Related parties                                       275,232        275,232
  Other                                               3,583,580      6,311,061

Minority interests                                           --         96,600

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding               400,000        400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding             775,320        775,320

  Common stock, $.01 par value, 20,000,000 shares
    authorized, 3,555,708 shares outstanding
    (3,488,246 at February 28, 1997)                     35,557         34,882

  Capital in excess of stated value                  10,920,075     10,818,545

  Deficit                                           (11,876,750)   (10,830,585)
                                                   ------------    -----------

        Total stockholders' equity                      254,202      1,198,162
                                                   ------------    -----------

                                                   $ 33,876,611    $33,700,810
                                                   ------------    -----------
                                                   ------------    -----------


                               SEE ACCOMPANYING NOTES.

                            MERIDIAN NATIONAL CORPORATION
                       CONDENSED CONSOLIDATED INCOME STATEMENTS

                                     (UNAUDITED)


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         NOVEMBER 30,                            NOVEMBER 30,
                                               --------------------------------        --------------------------------
                                                  1997                1996                1997                1996
                                               ------------        ------------        ------------        ------------
Net sales                                      $ 16,895,054        $ 18,124,374        $ 53,038,939        $ 49,593,396
Costs of sales                                   15,456,438          15,893,599          47,652,542          43,307,617
                                               ------------        ------------        ------------        ------------
Gross margin                                      1,438,616           2,230,775           5,386,397           6,285,779

Other costs and expenses (income):
  Selling, general and administrative             1,704,996           1,826,173           5,295,998           5,405,740
  Interest expense                                  512,588             411,812           1,428,930           1,195,549
  Minority interests                                     --                  --             (96,600)                 --
  Miscellaneous - net                               (84,604)            (86,463)           (275,479)           (239,194)
                                               ------------        ------------        ------------        ------------

                                                  2,132,980           2,151,522           6,352,849           6,362,095
                                               ------------        ------------        ------------        ------------

Income (loss) from continuing operations
  before extraordinary gain                        (694,364)             79,253            (966,452)            (76,316)

Discontinued operations:
  Income (loss) from operations                          --                 891                  --             (12,728)
  Gain from disposal                                     --               5,000                  --             200,498
                                               ------------        ------------        ------------        ------------

Income (loss) before extraordinary gain            (694,364)             85,144            (966,452)            111,454

Extraordinary gain - extinguishment of debt              --                  --                  --             329,279
                                               ------------        ------------        ------------        ------------

Net income (loss)                              $   (694,364)       $     85,144        $   (966,452)       $    440,733
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------


Earnings (loss) applicable to common stock     $   (728,562)       $     50,946        $ (1,071,363)       $    337,163
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------


Earnings (loss) per common share -
   primary and fully diluted:
      Income (loss) before extraordinary gain:

          Continuing operations                      ($0.20)             ($0.01)             ($0.30)             ($0.05)

          Discontinued operations                        --                  --                  --                0.05

       Extraordinary gain                                --                  --                  --                0.10
                                               ------------        ------------        ------------        ------------
      Net income (loss)                              ($0.20)             ($0.01)             ($0.30)              $0.10
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------


      Weighted average common
         shares outstanding                       3,555,708           3,409,878           3,517,929           3,178,500
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------



                               SEE ACCOMPANYING NOTES.

                            MERIDIAN NATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                            NOVEMBER 30,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------    -----------
OPERATING ACTIVITIES
  Loss from continuing operations before
   extraordinary gain                               $  (966,452)    $  (76,316)
  Adjustments to reconcile loss to net cash
     used in continuing operating activities:
       Depreciation and amortization                    718,372        634,637
       Minority interests                               (96,600)       (19,096)
       Gain on disposal of assets                            --        (19,741)
       Changes in operating assets and liabilities:
          Accounts receivable                           680,944     (2,405,921)
          Inventories                                  (659,214)    (1,287,800)
          Other current assets                          (70,510)       (63,191)
          Accounts payable and accrued liabilities     (338,453)     2,560,472
                                                    -----------     ----------

             Net cash used in continuing
               operating activities                    (731,913)      (676,956)
             Net cash provided by discontinued
               operating activities                          --         13,397
                                                    -----------     ----------

             Net cash used in operating activities     (731,913)      (663,559)

INVESTING ACTIVITIES
  Additions to property and equipment                  (410,210)    (1,516,730)
  Proceeds from disposal of assets                           --        530,759
  Changes in other assets                              (404,995)      (599,536)
                                                    -----------     ----------

             Net cash used in investing activities     (815,205)    (1,585,507)

FINANCING ACTIVITIES
  Changes in notes payable                            2,144,857      2,623,918
  Payments on long-term debt                           (841,696)    (1,107,540)
  Proceeds from bridge note and bridge warrants         275,000             --
  Cash dividends paid                                   (27,008)       (27,159)
  Issuance of common stock of subsidiary                     --        600,000
                                                    -----------     ----------

            Net cash provided by financing
              activities                              1,551,153      2,089,219
                                                    -----------     ----------

Increase (decrease) in cash                               4,035       (159,847)

Cash at beginning of period                              16,778        176,667
                                                    -----------     ----------

Cash at end of period                               $    20,813     $   16,820
                                                    -----------     ----------
                                                    -----------     ----------


                               SEE ACCOMPANYING NOTES.

                            MERIDIAN NATIONAL CORPORATION

                           NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                                     (Unaudited)


1.  PROPOSED PUBLIC OFFERING OF SUBSIDIARY

     A registration statement has been filed with the Securities and Exchange Commission by EPI Technologies, Inc., an 80%-owned subsidiary. The registration statement relates to a proposed public offering of 1.25 million shares of common stock and 1.25 million redeemable common stock purchase warrants of EPI Technologies. Subsequent to the completion of the offering, the Company's beneficial ownership of EPI Technologies' common stock will be reduced to approximately 40%, representing 1 million shares of EPI Technologies' common stock.

     The net proceeds from the offering of these newly-issued securities, estimated to be $5.1 million, will principally be used to expand EPI Technologies' paint waste recycling business and facilities, repay certain indebtedness of EPI Technologies and for working capital and general corporate purposes of EPI Technologies. If the proposed public offering is successfully completed, the Company does not intend to continue to provide financial support to EPI Technologies, except for the guarantee of a mortgage note to trustee bank and the guarantee of EPI Technologies' obligation pursuant to an employment agreement with a senior executive of EPI Technologies.


2.  BRIDGE FINANCING

     In August 1997, EPI Technologies raised $275,000 through a private placement of a $250,000 bridge note and 500,000 bridge warrants. The bridge note is unsecured , bears interest at 10% per annum and is due upon completion of the proposed offering. The bridge warrants, sold for an aggregate price of $25,000, entitle the holder to purchase shares of EPI Technologies' common stock. The bridge warrants automatically convert to warrants with the same terms as the warrants offered pursuant to the proposed offering, upon completion of the proposed offering.


3.  RELATED PARTY TRANSACTIONS

     The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and nine months ended November 30, 1997 approximated $64,000 and $192,000, respectively. During the three months and nine months ended November 30, 1996, the lease payments amounted to $75,000 and $226,000, respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

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

                               RESULTS OF OPERATIONS

     In July 1996 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results have been restated for all periods presented to separately report the operating results of this discontinued operation. The waste acid recycling and disposal business had been declining and was substantially dependent on one major customer, which had shut down its operations in March 1996. The discussion of results of operations which follow pertain only to continuing operations.


                       THIRD QUARTER ENDED NOVEMBER 30, 1997
                                    COMPARED TO
                       THIRD QUARTER ENDED NOVEMBER 30, 1996

STEEL DISTRIBUTION AND PROCESSING SEGMENT   Net sales for the third quarter of
fiscal 1998 amounted to $15.9 million, a decrease of 8% from the third quarter of the prior fiscal year. Third quarter sales for the current year were affected by a modest softening of demand for flat-rolled steel products, resulting in a decline in selling prices and tons sold.

     Operating profits for this segment amounted to $178,000 for the third quarter, a decrease of $642,000 from the same period of the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 7.8% in the third quarter compared to 11.4% for the same quarter in the prior year. Gross margin percentages have decreased due to pricing pressures resulting from the softening of the steel markets. Management believes the current market for steel products will not soften significantly further and will remain relatively strong as overall economic growth in the U.S. is expected to continue near its current levels well into 1998.

WASTE MANAGEMENT SEGMENT   Net sales for the Company's paint waste recycling
business during the third quarter amounted to $992,000, an increase of $188,000 or 23% compared to the same period in the prior year. Sales for the third quarter of the prior fiscal year were hurt by a 10 day loss of production from one of its two processing systems due to damage from debris which entered the system with the paint wastes being processed. Overall, sales volume fluctuates very little as the Company has for the last several years operated its existing paint waste recycling facility at or near full capacity. A $2.3 million expansion, which incorporates a new paint waste recycling technology, has recently been completed at the Toledo, Ohio facility. The Polymeric Recovery System, as it is known, will provide a 50% capacity increase to the existing operations. This system is now in a start-up period and has not yet processed significant volumes of paint waste.

     The paint waste recycling operation reported a $178,000 operating loss for the third quarter compared to a $143,000 operating loss for the third quarter of the prior year. The operating results for this operation include costs incurred in the development and implementation of the new paint waste recycling technology and, in the third quarter of fiscal 1998, operating costs related to the start-up period for the Polymeric Recovery System.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE   The $121,000 decrease in selling,
administrative and general expense is primarily attributable to lower corporate personnel and administration costs.

INTEREST EXPENSE   Interest expense increased $101,000 or 24% in the third
quarter as compared to the third quarter of the prior year. A significant portion of the increase is due to increased borrowings necessary to finance the expansion of the paint waste recycling business with the installation of the Polymeric Recovery System, as further discussed in the Liquidity and Capital Resources section following. Additionally, the Company's average outstanding borrowings under its revolving credit line rose as a result of an increase in working capital requirements, mainly associated with costs of implementing the Polymeric Recovery System and higher steel inventory levels.


                        NINE MONTHS ENDED NOVEMBER 30, 1997
                                    COMPARED TO
                        NINE MONTHS ENDED NOVEMBER 30, 1996

STEEL DISTRIBUTION AND PROCESSING SEGMENT   For the nine month period ended
November 30, 1997, net sales amounted to $53 million, an increase of $3.4 million compared to the same period of the prior year. The nine month period ended November 30, 1997 included record sales volume recorded in the first quarter of the fiscal year.

     Operating profits for the nine month period ended November 30, 1997 amounted to $1,396,000, a decrease of $672,000 from the nine month period ended November 30, 1996. Gross margin as a percentage of net sales was 9.3% for the nine month period compared to 11.4% for the same period last year. Margins have been hurt by price pressures for steel products and a softening of demand in the steel markets during the second and third quarters.

WASTE MANAGEMENT SEGMENT   Net sales for the paint waste recycling business for
the nine month period ended November 30, 1997 amounted to $2.8 million, an increase of $210,000 or 8% over the same period of the prior year. This operation generated an operating loss of $400,000 for the nine month period compared to $305,000 for the nine month period of the prior fiscal year. As discussed earlier, operations for the nine months ended November 30, 1997 reflect additional costs associated with the commencement of the start-up period for the Polymeric Recovery System.

INTEREST EXPENSE   Interest expense for the nine month period ended November 30,
1997 increased $233,000 or 20% compared to the nine month period of the prior fiscal year due to increased borrowings necessary to finance the expansion of the Toledo paint waste recycling operations. Interest costs of $36,000 in the nine months ended November 30, 1997 were capitalized as part of the Toledo plant expansion. Additional borrowings under the Company's revolving credit line, mainly as a result of costs associated with the implementation of the Polymeric Recovery System and increased levels of steel inventories, have also contributed to increased interest expense.


                          LIQUIDITY AND CAPITAL RESOURCES

     The Company had a $5,706,000 working capital deficit at November 30, 1997, reflecting a $3,840,000 decrease in working capital from February 28, 1997.
This decrease results, in part, from the classification as a current liability at November 30, 1997 of the balloon payment due in March 1998 of $1,906,000, as originally scheduled, on the borrowings to finance the Polymeric Recovery System expansion of the Company's paint waste recycling business, as further discussed below. At February 28, 1997, that amount was classified as long-term debt. A payment of $129,000 due in September 1997 was deferred with the bank's approval, increasing the balloon payment due in March 1998 to $2,035,000. Additionally, the funding of losses, generated primarily by the paint waste recycling operations, as well as additional capital expenditures of $271,000 related to the start-up of the Polymeric Recovery System and approximately $301,000 of costs related to a proposed public offering of securities of EPI Technologies, as discussed below, have also contributed to the decrease in working capital in the nine months ended November 30, 1997. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

     The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. Violations of certain covenants contained in the line of credit agreement have been waived by the bank. As of November 30, 1997, the outstanding balance of the revolving credit line amounted to $13,283,000 and unused availability amounted to $217,000. The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

     A registration statement has been filed with the Securities and Exchange Commission by EPI Technologies, Inc., an 80%-owned subsidiary which operates the Company's paint waste recycling business. The registration statement relates to a proposed public offering of 1.25 million shares of common stock and 1.25 million redeemable common stock purchase warrants of EPI Technologies. Upon the successful completion of the offering, the Company's beneficial ownership of EPI Technologies' common stock will be reduced to approximately 40%, representing 1 million shares of EPI Technologies' common stock.

     The Company estimates that EPI Technologies will owe Meridian National approximately $4,020,000 immediately prior to the completion of the offering. In connection with the completion of the offering, the Company will receive 1,000,000 shares of cumulative dividend paying preferred stock of EPI Technologies in exchange for $2,000,000 of such amount due from EPI Technologies. Of the remaining amount due approximately $1,530,000 will be contributed to the capital of EPI Technologies and $490,000 will be repaid by EPI Technologies from the net proceeds of the offering.

     The net proceeds from the offering of these newly-issued securities, estimated to be $5.1 million, will principally be used to expand EPI Technologies' paint waste recycling business and facilities, repay certain indebtedness of EPI Technologies and for working capital and general corporate purposes of EPI Technologies. If the proposed public offering is successfully completed, the Company does not intend to continue to provide financial support to EPI Technologies, except for the guarantee of a mortgage note to trustee bank and the guarantee of EPI Technologies' obligation pursuant to an employment agreement with a senior executive of EPI Technologies.

     EPI Technologies has recently installed the Polymeric Recovery System, a process which incorporates a new paint waste recycling technology. During the prior fiscal year, EPI Technologies completed financing totaling $2,350,000 with the lender that provides the Company's revolving credit line. The proceeds were used primarily to finance the construction of the Polymeric Recovery System.
The debt requires monthly principal payments of $21,000. A final payment of $2,035,000 is due in March 1998. The Company is co-signer on the debt. In addition, $750,000 of the debt is guaranteed by a corporation which is a stockholder in the Company and EPI Technologies. One of the Company's directors has a majority ownership position in this guarantor. Additionally, an officer and stockholder of the Company has personally guaranteed the Company's entire borrowings from this lender.

     Upon the completion of the public offering of securities of EPI Technologies, the bank has agreed to refinance the debt upon receiving a $500,000 principal payment and a $50,000 loan closing fee from the offering proceeds. In connection with this refinancing, (i) the Company would no longer be required to be a co-signer, (ii) the officer and shareholder of the Company will be released from his personal guaranty of this debt and (iii) the corporate shareholder of the Company and EPI Technologies will be released from its guaranty of $750,000 of the debt. Management anticipates the completion of the proposed offering will occur prior to the due date of the balloon payment in March 1998. In the event the offering has not been completed by March 1998, the Company would seek to refinance the balloon payment with the current lender or seek other sources of long term financing for EPI Technologies.

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

     EPI Technologies currently estimates that it will incur expenses of approximately $40,000 when the U.S. EPA reviews and approves its plan to comply with a consent decree entered into EPI Technologies and the U.S. EPA. Additionally, it is estimated that the testing requirements necessary to demonstrate compliance with the U. S. EPA's standards for approval of a "Part B" permit, for which EPI Technologies has filed an application, will cost approximately $250,000. The Part B Permit allows a company to handle hazardous waste at a specific facility. In the event that the U.S. EPA rejects the application for a Part B permit, or if EPI Technologies decides to modify its facility to eliminate the need for a Part B permit, EPI Technologies estimates that it will incur approximately $250,000 in capital expenditures to design and implement necessary modifications. EPI Technologies expects to incur both the $40,000 expense related to compliance with the consent decree and the $250,000 expenditure in connection with the application for a Part B permit or modifications of its facility within the next two years. The Company does not currently project that it will incur any other material capital expenditures related to compliance with environmental regulations.

     The Company's current steel operations have historically operated profitably. However, the paint waste recycling business has generated increasing operating losses during fiscal 1997 and through the first nine months of fiscal 1998. The increasing losses of the paint waste recycling business are largely due to the increased costs associated with the licensing of the technology and other costs related to the implementation of the Polymeric Recovery System. Management believes the future profitability of the paint waste recycling business is substantially dependent on the sale of EPI-MER-TM-. To date, only nominal revenues have been generated from the Polymeric Recycling System and no EPI-MER-TM- has been sold. EPI Technologies is currently marketing EPI-MER-TM- to approximately ten potential customers in the sealant, coating and adhesive industries. EPI Technologies' current business strategy is to grow the business by (i) developing a market for and selling EPI-MER-TM- for use as a lower cost replacement for traditional, virgin materials used in formulated products, (ii) the construction, ownership and operation of up to five customized Polymeric Recovery Systems on-site at large automotive assembly plants in the United States, and (iii) the construction of a second facility using the Polymeric Recovery System in the Southeast region of the United States to serve the market of small and medium size automotive assembly plants which individually generate lesser amounts of paint waste.

     To meet the financing needs of this business strategy, EPI Technologies is pursuing the completion of a public offering of securities. In the event the proposed public offering is not completed, EPI Technologies would seek additional financing from banks or other sources to fund its operations and expansion activities. Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. Subject to completion of the proposed offering of securities of EPI Technologies, management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for the remainder of fiscal 1998.

                           MERIDIAN NATIONAL CORPORATION
                                      PART II

                                 OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended November 30, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIDIAN NATIONAL CORPORATION
                                                  (Registrant)





Date:  January 20, 1997                 By /s/ William D. Feniger
                                           --------------------------------
                                             William D. Feniger
                                             Chairman of the Board of Directors,
                                             President and Chief Executive
                                             Officer


Date:  January 20, 1997                 By /s/ James L. Rosino
                                           --------------------------------
                                             James L. Rosino
                                             Vice President - Finance and
                                             Chief Financial Officer