Form 10-K
period 1998-02-28
MERIDIAN NATIONAL CORP
filed 1999-06-18
CIK 717192

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 28, 1998

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

                          Common Stock, $.01 par value
          Series B Convertible Voting Preferred Stock, $.001 par value
                  Common Stock Purchase Warrants expiring 1999
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes          No    X
                                              -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1998, 3,625,203 shares of Meridian National Corporation common stock were outstanding, and the aggregate market value of voting stock (based upon the average bid and ask price on the OTC Bulletin Board) held by non-affiliates was approximately $1,442,000 for common stock and $258,000 for Series B convertible voting preferred stock.

                                     PART I
                                     ------

ITEM 1.     Description of  Business
------      ------------------------

     Meridian National Corporation ("Meridian National" or the "Company", which, unless otherwise indicated, refers to Meridian National and its subsidiaries) is engaged in the steel distribution and processing business through its subsidiary, Ottawa River Steel Company ("Ottawa River Steel") and in the waste management business through its subsidiary, Environmental Purification Industries Company ("EPI"). This Report on Form 10-K is being filed on June 18, 1999, and presents information with respect to the Company for its fiscal year ended February 28, 1998.

                        General Development of Business
                        -------------------------------

     Meridian National was incorporated as a Delaware corporation in 1985. Shortly thereafter, the Company acquired from certain present and former members of management, who were also principal stockholders of the Company, all of the outstanding capital stock of Ottawa River Steel, and three other companies whose operations were either later combined with Ottawa River Steel or discontinued. The operations of these acquired companies formed the foundation of its current steel distribution and processing business.

     In January 1994, the Company acquired real property and equipment located in Detroit, Michigan which was previously operated by the seller as a steel service center. The acquisition expanded the Company's steel processing services to the end-user market, primarily serving customers which supply the automotive industry.

     In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. This facility supplies steel products to primarily non-automotive markets, providing additional diversification of the Company's customer base and market territories.

     In 1989 the Company formed National Purification, Inc. ("National Purification") as a wholly-owned subsidiary to enter into a general partnership with Haden Purification, Inc. ("Haden Purification"). The partnership, EPI, was formed to own and operate one or more facilities for the recycling of paint waste using a proprietary paint waste drying system (DryPure/TM/) developed by Haden Environmental Corporation ("Haden Environmental"), an affiliate of Haden Purification, and for the marketing of the reclaimed solids. EPI's first paint waste recycling facility started commercial operations in March 1991. National Purification and Haden Purification were equal partners in EPI and were otherwise unaffiliated. In 1992 Haden Purification terminated and abandoned its interest in EPI, and EPI became wholly-owned by the Company through its subsidiaries National Purification and MEPI Corp. ("MEPI"), which was formed in 1992. In September 1995, EPI entered into a license agreement with Aster, Inc. ("Aster") which developed a new paint waste recycling process known as the Polymeric Recovery System (the "PRS system"). The Company completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 which utilizes the PRS system.

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

     Steel Distribution  During fiscal years ended February 28, 1998, February
     ------------------
28, 1997 and February 29, 1996, 35%, 38% and 49%, respectively, of the Company's net sales were generated through its steel distribution operations. The Company's steel distribution operations involve purchasing, storing and reselling steel products in their original form. The Company acquires steel from domestic steel mills under various steel purchase programs. Some of these programs involve the purchase of steel which did not meet order specifications of customers of the steel mills for whom the steel was originally intended. The Company also acquires steel products from steel mills under excess steel purchase programs. In times of low steel consumption, steel mills will make offerings of steel to distributors to maintain higher production rates at the steel mills. Ottawa River Steel is among the oldest companies operating as a steel distributor and has attained a good reputation and name identification in its industry. Historically, Ottawa River Steel has maintained strong relationships with a number of steel mills. These relationships and a broad base of steel suppliers have allowed Ottawa River Steel access to steel supplies when steel availability within the industry has been limited due to high demand.

     Steel Processing  During fiscal years ended February 28, 1998, February 28,
     ----------------
1997 and February 29, 1996, 60%, 57% and 42%, respectively, of the Company's net sales were generated by processed steel products and processing services. The Company provides slitting, cut-to-length, and batch pickling for steel products. These services are provided to customers as a value-added process to the Company's inventory for sale to end-user customers or to customers for customer-owned material (toll processing). As a result of the establishment and development of steel service centers in Detroit, Michigan and Gary, Indiana over the last several years, value-added steel sales have increased dramatically.

     *  Slitting and Cut-to-length  Flat rolled steel products are generally
        --------------------------
manufactured by the steel mills in wide coil form. Consumers of these flat rolled products may require the steel to be cut into several coils of narrower widths. The steel slitting process involves the passing of the coil through roller knives which cut the steel into the desired widths. Additionally, others may require coils to be cut-to-length into sheets prior to taking delivery.

     *  Pickling  When steel is produced at the steel mills, it is rolled at
        --------
high temperatures which creates a scaly surface on the steel. This scale must be removed for surface sensitive steel applications which require polishing, plating or other finished surfaces. The pickling process removes this scale by the immersion of the steel in acid. This process can be performed while the steel is in coil form through a continuous pickling process or when the steel is in either the coil or sheet form through a batch pickling process. Generally, hydrochloric acid is used in the continuous pickling process and sulfuric acid is used in the batch pickling process. After pickling, the steel is rinsed in baths of neutralizer and water and then is coated with oil to prevent rust.

     Customers  The Company's steel distribution and processing services are
     ---------
marketed to the automotive, truck, building, appliance, furniture and agriculture industries and to companies servicing these industries in the upper midwest, as well as other areas east of the Mississippi River. The majority of North American car and truck final assembly plants and primary metal industries are located within a 500-mile radius of the Company's facilities. Sales to a steel stamping customer, Production Stamping, Inc., accounted for 14%, 14% and 12% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively.

     Competition  In the steel distribution and processing business, competitive
     -----------
factors include quality of service, timeliness and cost. The Company's success in this business depends on its ability to continue to provide quality products and services on a timely basis at a competitive cost.

     The steel service center industry is highly fragmented and intensely competitive within localized areas or regions. Accordingly, the Company faces substantial competition in the steel distribution and processing business from other independent steel distributors and processors as well as from steel mills and customers that perform these functions internally. Among the Company's competitors and potential competitors are numerous companies that have substantially greater financial and other resources than the Company.

     Raw Materials  The raw materials required for the Company's steel
     -------------
processing operations are acids, oils and banding supplies. All materials are readily available from a number of suppliers.

Waste Management Segment

     In early 1989, the Company became aware of the magnitude of the disposal problems facing generators of paint wastes and learned of a unique process for the handling of these wastes. The process, known as DryPure/TM/ and patented by Haden Environmental, heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry inert powder that represents a reduction in volume of paint waste by up to 90%. Originally DryPure/TM/ systems were sold directly to automobile manufacturers which disposed of the resultant dry powder from the process in landfills. The Company recognized that small and mid-size paint waste generators presented a market for the DryPure/TM/ system. In addition, the Company began exploring the possibility of marketing the resultant dry powder, EPI-PURE/TM/ and was successful in finding commercial applications for it. In 1989, as a result of the Company's success in finding uses and markets for EPI-PURE/TM/, Haden Purification and the Company formed EPI as a general partnership for the purpose of constructing and operating commercial facilities to recycle paint wastes. EPI commenced commercial operations at its newly-constructed paint waste recycling facility in Toledo, Ohio in March 1991. In 1992, Haden Purification terminated its 50% partnership interest in EPI and National Purification and MEPI, wholly-owned subsidiaries of the Company, became sole general partners of EPI. In September 1995, EPI entered into a license agreement with Aster which developed the PRS system. EPI completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 to commercialize the PRS system.

     Paint Waste Recycling  5% of the Company's net sales in each of fiscal
     ---------------------
years ended February 28, 1998 and 1997 and 6% in fiscal year ended February 29, 1996 was generated by the paint waste recycling business.

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

     The DryPure/TM/ process heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry, inert powder that represents a reduction in the volume of paint waste by up to 90%. Originally DryPure/TM/ systems were sold directly to automobile manufacturers which disposed of the resultant dry powder from the process in landfills. In the PRS system, patented technology is used to process paint waste in a reaction vessel under low heat to drive off the volatile organic compounds and moisture. The resin, pigment and fillers that remain are not cured but are further compounded with proprietary additives producing a putty-like material trademarked as EPI-MER(TM), a recycled product that can be formulated as an additive, plasticizer, resin extender or filler in vinyl or butyl adhesive and sealant applications. The formulated material has substantially the same performance characteristics as virgin materials but has a substantially lower formulation cost. During the 1998 fiscal year the Company had not yet sold any EPI-MER(TM), although the product was tested by several sealant and adhesive manufacturers for automotive industry applications. Trials for other uses of any EPI-MER(TM) were also in process for non-automotive applications.

     Acid Waste Recycling and Disposal  In July 1996 the Company exited the
     ---------------------------------
business of recycling and disposal of spent acids when the property and equipment used in this business was sold. In fiscal 1996 this business generated 3% of the Company's net sales and was in a decline as it was substantially dependent on one customer which ceased operations in March 1996.

     Customers  The Company markets its paint waste recycling services to
     ---------
businesses that have spray painting operations. The Company's marketing activities are concentrated in the midwest region of the United States where over 80% of its revenues are generated, with the majority of annual revenues derived from customers in the automotive assembly business. The Company's customers generally are environmentally conscientious and demand that the Company maintain stringent quality controls. The Company has built its reputation in the industry through consistent customer service by addressing these customer needs. Since one of the primary benefits of using the Company's services is the elimination of the potential long-term liability associated with landfill disposal of paint waste, many customers conduct thorough reviews and audits of the Company's operations, including the Company's compliance with environmental laws and regulations.

     Competition  Presently, approximately 99% of paint waste nationally is
     -----------
disposed of through landfills or by incineration, and approximately 1% is processed and recycled by methods utilized by the Company and its other competitors. The Company is aware of only three other companies that compete directly with the Company by providing processing and recycling services to generators of paint waste. These competitors utilize similar methods of thermal drying to those of the Company; however, over the years the Company believes it has developed the capability to process a broader range of paint waste than its competitors.

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

     Raw Materials  In the DryPure/TM/ system, trap rock (a small, inexpensive
     -------------
stone) is used to facilitate heat transfer, to keep paint waste from adhering to the equipment and to reduce the size of the EPI-PURE/TM/ particles. Trap rock is readily available at reasonable prices. In the PRS system, potassium hydroxide is added to the paint waste as part of the re-manufacturing process to produce EPI-MER/TM/. In addition, plasticizers, carbon black, clay, asphalt, and naphtenic or paraffinic compounds may be added, in any combination, depending on the EPI-MER/TM/ formulation required by the customer. Each of these additives is readily available at reasonable prices.

Backlog

     The steel distribution and processing business typically processes orders within a relatively short time of receipt. Accordingly there is not a significant backlog of unfilled orders at any time.

     The paint waste recycling business typically processes shipments within a relatively short time of receipt. Accordingly, no large volume of paint waste is stored at the Company's Toledo, Ohio facility at any time. Because the generators and the Company need to carefully control the shipment and processing of paint waste, upon execution of a sales contract, the Company establishes a long-term schedule for delivery and processing of the customer's paint waste at the Company's facility. Accordingly, the Company normally has its maximum processing capacity scheduled for one to three months in advance.

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

Employees

     As of May 31, 1998, the Company had 140 employees, of whom 96 were employed in steel distribution and processing (includes 28 leased employees), 38 were employed in waste management, with the remainder serving in executive and administrative capacities. Approximately 33 of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its own employees and with the leased employees presently employed at its facilities are good.

ITEM 2.     Properties
------      ----------

     The Company's corporate offices are located in Toledo, Ohio and occupy approximately one-half of an 8,500 square foot building pursuant to a lease with Greenbelt Associates which expired in February 1997 and is now leased on a month-to-month basis. Greenbelt is a general partnership owned by William D. Feniger, Yale M. Feniger and Real P. Remillard, who are current or former officers and/or stockholders in the Company. The Company leases the remainder of the building for the offices of its steel distribution and steel processing operations under identical terms and conditions. The monthly rent on each such lease is $3,672 at February 28, 1998.

     On a site adjacent to its corporate offices, the Company maintains office space and its active steel pickling operation in a 23,000 square foot building. Also on the site the Company utilizes an additional 45,000 square feet in a building for steel warehousing and a steel slitting operation. The facilities at this site, including an additional 60,000 square feet of outside storage space, is leased pursuant to a lease executed in July 1997 for an initial term of 120 months with Chicago Investors, with three additional one-year options. Chicago Investors is a general partnership which is owned, in turn, by two other partnerships. One of these partnerships is Champlain Investors, a general partnership, which is owned by William D. Feniger, and Yale M. Feniger. The other partnership is unrelated to the Company. The lease provides for a monthly rent of $12,255 through February 28, 1998, increasing to $14,255 on March 1, 1998 through the June 30, 2007 lease termination date. The monthly rental for the option periods is $17,106. Chicago Investors has granted a mortgage secured by the leased premises to a bank. Should the debt service on this mortgage debt increase from the amount of debt service required as of the lease commencement date, the Company is obligated under the lease to pay, at the request of Chicago Investors, 50% of the increase in the debt service. Chicago Investors, under an oral arrangement, has agreed to defer the rental increase which was due to commence on March 1, 1998 and to maintain the monthly rent at $12,255, at the option of Chicago Investors. The Company also sub-leases another 22,000 square feet of warehouse space used for steel storage at this site from an affiliate of the unrelated partnership.

     The Company's steel service center in Detroit, Michigan is housed in two adjacent buildings situated on approximately two acres of land. The main building consists of 58,500 square feet, including 8,500 square feet of office space. The second building consists of 8,000 square feet and is being used for steel storage. This property is subject to a mortgage having an outstanding balance of $452,000 at February 28, 1998.

     In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. During the fiscal year ended February 28, 1998, the Company's steel service center in Gary, Indiana operated in a 60,000 square foot facility in a common building in an industrial park pursuant to a lease expiring in November 2001 with one renewal option of three years. Monthly rental payments at February 28, 1998 are $15,040 and are increased annually by the lesser of 3% or the percentage increase in the Consumer Price Index.

     In March 1996 the Company shut down a steel pickling operation in Detroit, Michigan. The Company leases the majority of this facility, encompassing 220,000 square feet, to a company which is a shareholder in the Company and whose majority owner is a director of Meridian National. This facility is subject to a lease purchase obligation covering industrial revenue bonds with an outstanding balance of $387,000 at February 28, 1998. In August 1998 the Company sold this facility and related equipment to the company which was leasing it pursuant to a purchase option contained in the lease.

     The Company conducts its paint waste recycling operations in an 19,500 square foot building in Toledo, Ohio, which includes a 2,500 square foot addition completed in April 1997. This property, along with certain recycling equipment, is owned by EPI and is subject to a mortgage of which 50% of the obligation has been assumed by the former partner of EPI. EPI's obligation with respect to this mortgage was $1,032,000 at February 28, 1998.

     In addition, an adjacent 14,000 square foot building is leased by EPI from Chicago Investors where the recycled powder from the DryPure/TM/ process is screened, packaged and warehoused prior to shipment. The term of the lease ran through February 28, 1998, but provides for three one-year option periods extending to February 28, 2001. The lease provides for monthly rental of $1,375 through February 28, 1998 at which time the rent was scheduled to increase to $1,550 per month, subject to annual increases thereafter. In December 1996, Chicago Investors agreed to reduce rents to the present rental of $1,175 per month.

     The Company believes that its existing facilities and properties are adequate for its current operations.

ITEM 3.     Legal Proceedings
------      -----------------

     There are no material legal proceedings pending against the Company.


ITEM 4.     Submission of Matters to Vote of Security Holders
------      -------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the Company's fiscal year ended February 28, 1998.

                                    PART II
                                    -------

ITEM 5.     Market for Common Stock and Related Stockholder Matters
------      -------------------------------------------------------

     The Common Stock of the Company has traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers under the symbol "MRCO" since December 4, 1997. Prior to December 4, 1997, the Company's Common Stock was traded in the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the same symbol. On December 4, 1997, the Company's Common Stock was delisted by NASDAQ based on the failure to maintain the $1 per share minimum bid price and capital and surplus of at least $1,000,000. The following table sets forth, for the quarterly periods indicated, the high and low bid prices while the Company's Common Stock was quoted on the OTC Bulletin Board and the high and low sales price for the Common Stock while traded on the NASDAQ SmallCap Stock Market. Such quotations on the OTC Bulletin Board represent bids between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

Year Ended February 28, 1998       High     Low
-------------------------------   ------   -----

     First Quarter                $1.188   $.625
     Second Quarter                 .938    .625
     Third Quarter                 1.563    .813
     Fourth Quarter                1.000    .125

Year ended February 28, 1997
-------------------------------

     First Quarter                $1.000   $.625
     Second Quarter                1.188    .688
     Third Quarter                  .844    .438
     Fourth Quarter                 .938    .297


     As of May 31, 1998 there were approximately 500 stockholders of record of the Company's Common Stock.

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

ITEM 6.     Selected Financial Data
------      -----------------------

     The selected financial data of the Company set forth below should be read in conjunction with the audited consolidated financial statements, the notes thereto and other financial information included elsewhere in this report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                              Year ended February 28 or 29
                                                      -------------------------------------------------------------------------
                                                           1998           1997           1996           1995           1994
                                                      -------------   ------------   ------------   -------------   -----------
Operations Statement Data:

Net sales                                              $70,683,989    $66,511,224    $54,672,987     $50,638,763    $41,420,289
Gross margin                                             6,284,309      7,988,913      5,659,971       7,453,251      6,353,082
(Loss) income from continuing
   operations before extraordinary gain                 (2,617,911)(3)   (619,465)    (1,728,196)     (1,563,880)(2)    682,528
Net (loss) income                                       (2,617,911)(3)      4,392     (1,349,608)     (1,126,366)(2)  1,114,235
Net (loss) income applicable
   to common (1)                                        (2,763,101)(3)   (131,967)    (1,479,370)     (1,262,744)(2)    592,952
(Loss) earnings per common share -
   Basic and diluted :
      (Loss) income from continuing
        operations before extraordinary gain                $(0.78)(3)     $(0.23)        $(0.71)         $(0.70)(2)      $0.11
      Net (loss) income                                      (0.78)(3)      (0.04)         (0.56)          (0.52)(2)       0.41
Weighted average common shares:
       Basic                                             3,532,195      3,241,349      2,638,126       2,423,864      1,430,930
       Diluted                                           3,532,195      3,241,349      2,638,126       2,423,864      1,432,409

Balance Sheet Data:

Working capital (deficiency)                           $(7,511,001)   $(1,866,090)   $(1,443,113)     $1,254,643       $377,576
Total assets                                            32,924,546     33,700,810     26,546,797      26,627,261     21,055,088
Long-term debt                                           2,983,375      6,586,293      6,847,416       6,602,417      7,790,384
Stockholders' (deficit) equity                          (1,431,271)     1,198,162        546,581       1,767,098      2,811,365

___________
(1) Represents net (loss) income reduced by dividends paid on preferred stock in cash and in shares of common stock. To date, the Company has not paid any dividends on its common stock.

(2) Includes a $2,285,548 charge or 94 cents per share, net of income tax, from write-down of noncurrent assets.

(3) Includes a $169,465 charge or 5 cents per share, net of income tax, from write-down of noncurrent assets.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations
            ---------------------

   As further discussed in Note 5 to the accompanying Consolidated Financial Statements, in July 1996 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, operating results for the Company have been restated for all periods presented to separately report the operating results of this discontinued operation. Discussions of results of operations that follow pertain only to continuing operations.

                             Results of Operations
                             ---------------------

     Year Ended February 28, 1998 Compared to Year Ended February 28, 1997

   Fiscal 1998 sales of $70.7 million represented record sales volume. The sales increase of 6% over fiscal 1997 was primarily the result of continued growth of the Company's steel processing operations.

   Despite the continued growth in sales, the Company's loss from continuing operations before extraordinary gain increased to $2,618,000 in fiscal 1998 from $619,000 in the prior year. Significant factors contributing to the increased loss included smaller gross margins generated from the steel operations, continuing costs associated with the expansion of the paint waste recycling operations, and a 12% increase in financing costs. Additionally, expenses amounting to $462,000 in fiscal 1998 and $276,000 in fiscal 1997 were incurred in conjunction with abandoned public offerings of the Company's paint waste recycling operations as further discussed below.

Steel Distribution and Processing Segment   The Company's steel distribution and
processing operations reported net sales of $67.0 million for fiscal 1998, an increase of $3.9 million or 6% over the prior year. The sales increase resulted primarily from the continuing growth of the Company's steel processing operations in the Detroit and Chicago markets.

   Operating profits for this segment amounted to $1,086,000 for fiscal 1998, a decrease of $1,402,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 8.2% in fiscal 1998 compared to 11.1% in the prior year. Gross margin percentages have decreased due to pricing pressures resulting from a softening of demand in the steel markets.

Waste Management Segment   This segment reflects the results of the operations
of the Company's paint waste recycling operation and excludes the discontinued operations of the waste acid recycling and disposal operation. Net sales for paint waste recycling increased slightly to $3,719,000 in fiscal 1998 from $3,417,000 in the prior year. For the past several years, this business has operated at or near its processing capacity.

   This segment reported a $1,067,000 operating loss for fiscal 1998, compared to a $629,000 operating loss for the prior year. The operating results for this segment includes costs incurred in the development and implementation of a new paint waste recycling technology and, in fiscal 1998, operating costs related to the commencement of the start-up period for the Polymeric Recovery System, which uses the new paint waste recycling technology. The Polymeric Recovery System will provide a 50% capacity increase to the existing operations. Utilization of the increased capacity is expected to remain low as a market for the sale of the recycled product is being developed, as discussed further in the Liquidity and Capital Resources section following. The operating loss also includes $462,000 in fiscal 1998 and $276,000 in fiscal 1997 of costs written off relating to proposed public offerings for this segment in each year. The funding for this expansion was to have been provided from the proceeds of an initial pubic offering of an approximate 50% interest in EPI Technologies. The proposed offerings were abandoned due to weakness in the public market for the offerings and other matters.

Selling, General and Administrative Expenses   The $259,000 decrease in selling,
general and administrative expenses is primarily attributable to lower corporate personnel and administration costs in fiscal 1998.

Interest Expense   Interest expense increased $192,000 or 12% in fiscal 1998.  A significant portion of the increase is due to increased borrowings necessary to finance the expansion of the paint waste recycling business with the installation of the Polymeric Recovery System, as further discussed in the Liquidity and Capital Resources section following. Additionally, the Company's average outstanding borrowings under its revolving credit line rose as a result of an increase in working capital requirements, mainly associated with costs of implementing the Polymeric Recovery System and the expansion of the steel processing business.

     Year Ended February 28, 1997 Compared to Year Ended February 29, 1996

   Fiscal 1997 sales of $66.5 million represented record sales volume as of that fiscal period. The sales increase of 22% over fiscal 1996 was a result of the growth of the Company's steel processing operations.

   Fiscal 1997 results generally reflect significant improvement in the operating results for the Company's steel operations. However, results for the waste management operations were affected by increased costs associated with preparations for the expansion of its paint waste recycling facility. Additionally, fiscal 1997 results include a write off of costs associated with an abandoned public offering of the paint waste recycling operation.

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

                        Liquidity and Capital Resources
                        -------------------------------

   The Company had a $7,511,000 working capital deficit at February 28, 1998, reflecting a $5,645,000 decrease in working capital from February 28, 1997. This decrease results, in part, from the classification as a current liability at February 28, 1998 of the balloon payment due in March 1998 of $1,906,000, as originally scheduled, on the borrowings to finance the Polymeric Recovery System expansion of the Company's paint waste recycling business, as further discussed below. At February 28, 1997, that amount was classified as long-term debt. A payment of $129,000 due in September 1997 was deferred with the bank's approval, increasing the balloon payment due in March 1998 to $2,035,000. The Company was unable to make the final payment due in March 1998, however, the bank has allowed the Company to continue the monthly installments of $21,000 plus interest. Additionally, the funding of losses, generated primarily by the paint waste recycling operations, as well as additional capital expenditures of $315,000 related to the start-up of the Polymeric Recovery System and approximately $462,000 of costs related to an abandoned public offering of securities of EPI Technologies, as discussed below, have also contributed to the decrease in working capital in fiscal 1998. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

   The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of February 28, 1998, the outstanding balance of the revolving credit line amounted to $13,153,000 and unused availability amounted to $347,000. The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

   EPI Technologies has recently installed the Polymeric Recovery System, a process that incorporates a new paint waste recycling technology. During the prior fiscal year, EPI Technologies completed financing totaling $2,350,000 with the lender that provides the Company's revolving credit line. The proceeds were used primarily to finance the construction of the Polymeric Recovery System.
The debt requires monthly principal payments of $21,000. A final payment of $2,035,000 was due in March 1998. The Company has been unable to make the scheduled final payment, however, the bank has allowed the Company to continue the monthly installments of $21,000 plus interest. The Company is co-signer on the debt and an officer and stockholder of the Company has personally guaranteed the Company's entire borrowings from this lender.

   The paint waste recycling technology incorporated in the Polymeric Recovery System is licensed from Aster, Inc. The license agreement grants an exclusive, worldwide (except Mexico) perpetual license for the use of the Aster technology. The license agreement requires payment of royalty fees to Aster based on pounds of paint waste processed with the new technology and pounds of the recycled product ("EPI-MER/TM/") sold. Technical and manufacturing services provided by Aster are paid for based on an hourly rate. Minimum monthly payments required under the agreement are $20,000. In March 1998 the Company reduced the amount of funding of the minimum monthly payments to approximately $10,000, with the balance of the minimum monthly payment to be satisfied by future deliveries of EPI-MER/TM/.

   The Company's current steel operations have historically operated profitably. However, the paint waste recycling business has generated increasing operating losses during fiscal 1997 and 1998. The increasing losses of the paint waste recycling business are largely due to the increased costs associated with the licensing of the technology and other costs related to the implementation of the Polymeric Recovery System. Management believes the future profitability of the paint waste recycling business is substantially dependent on the sale of EPI-MER/TM/. To date, only nominal revenues have been generated from the Polymeric Recycling System and no EPI-MER/TM/ has been sold. EPI is currently marketing EPI-MER/TM/ to potential customers in the sealant, coating and adhesive industries. EPI's business strategy for fiscal 1998 was to grow the business by developing a market for and selling EPI-MER/TM/ for use as a lower cost replacement for traditional, virgin materials used in formulated products.

   The Company has sustained losses in recent years, has a working capital deficiency and total liabilities exceed total assets. Additionally, the Company has been unable to maintain certain financial ratios and covenants required under lending arrangements with a bank. Management has implemented or will pursue various steps directed toward improving the Company's operating performance and liquidity. The benefits of these actions described below are expected to result in improved operating performance and liquidity in future periods.

   . Management focus on its core steel processing and distribution business. . Closing or sale of operations which are unprofitable or do not fit in the
      Company's strategic plans.
   .  Reduce certain operating costs and administrative costs.
   .  Renegotiate or refinance certain of its financial obligations.

   Historically, the Company's operations have been funded with cash generated from operations and bank financing. The Company has also raised funds through sale of equity securities and has used the proceeds to fund its investments in EPI, among other items. Management believes its existing resources, including available cash, cash provided by operating activities and the Company's credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 1999. To meet the financing needs for the business strategy of EPI Technologies discussed in the preceding discussion, the Company is actively pursuing investment partners to fund the future financial needs of the paint waste recycling business.

                                   Year 2000
                                   ---------

   The Company uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. Such suppliers have confirmed to the Company that such products are Year 2000 compliant or will be in the near future. Consequently, the Company does not expect to incur any significant costs to become Year 2000 compliant. The Company has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Company's significant suppliers or customers does not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not generated any disaster contingency plans related to the Year 2000 compliance issue, because operations are not heavily dependent on computer software, and management believes that alternative means of operating can be utilized in the event a Year 2000 problem occurs.

                           Forward-Looking Statements
                           --------------------------

   This Form 10-K, other SEC filings, and other pronouncements made from time to time by the Company may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results may differ materially from those anticipated by such statements, as a result of a variety of factors, including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained herein will in fact transpire or prove to be accurate. The Company undertakes no responsibility to update any forward-looking statement that may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events

ITEM 8.     Financial Statements and Supplementary Data
------      -------------------------------------------

   Consolidated financial statements of the Company are included elsewhere in this report as listed in Part IV, ITEM 14.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
------     ---------------------------------------------------------------
           Financial Disclosure
           --------------------

        None.

                                    PART III
                                    --------

ITEM 10.     Directors and Executive Officers of the Registrant
-------      --------------------------------------------------

        Set forth below is certain information regarding the directors and executive officers of the Company. Directors serve until the next Annual Meeting of Stockholders and until his successor is elected and qualified. Officers are elected by and serve at the pleasure of the Board of Directors.

William D. Feniger, age 52  Chairman of the Board of Directors and Chief
                            Executive Officer since August 1995. President since March 1991.

Wayne Gardenswartz, age 52  Director since August 1985.  Mr. Gardenswartz is a certified public accountant and has been a partner in the accounting firm of Gardenswartz & Suber, P.C., Denver, Colorado, for more than the past five years.

Jeffrey A. Slade, age 58    Director since February 1995. For more than the past
                            five years Mr. Slade has been President of Slade
                            Investment Management, an investment advisory firm.

Larry Berman, age 59        Director since June 1996. Mr. Berman is a majority
                            owner of MNP Corporation of Utica, Michigan and has served as Chairman of the Board and President of MNP
                            Corporation for more than the past five years. MNP
                            Corporation is a diversified metals fastener manufacturing firm.

James L Rosino, age 44      Chief Financial Officer and Vice President-Finance
                            since February 1996. Secretary and Treasurer since
                            May 1996. Mr. Rosino served as Corporate Controller from May 1988 through February 1996.

                        COMPLIANCE WITH SECTION 16(A) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms which they file with the SEC.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to the fiscal year ended February 28, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that each of Messrs. Feniger, Gardenswartz, Slade and Berman had one late filing related to the issuance of stock options and Mr. Feniger had two late filings related to a purchase of 7,500 shares and a sale of 12,100 shares of common stock.

ITEM 11.     Executive Compensation
-------      ----------------------

        The following table sets forth the annual and long-term compensation paid or accrued by the Company for the three fiscal years ended February 28, 1998 and 1997 and February 29, 1996 for the Company's Chief Executive Officer.

                                                                                 Long-Term            All Other
                                     Annual Compensation                        Compensation         Compensation
                                     -------------------                  ------------------------   ------------
                                                                          Restricted
    Name and                                               Other Annual     Stock        Options
Principal Position         Year        Salary     Bonus    Compensation     Awards     (in shares)
----------------------   ---------   ----------   ------   ------------   ----------   -----------

William D. Feniger         1998        $240,000     ---          ---          ---            ---          $4,529
Chairman, President        1997        $193,325     ---          ---          ---        200,000          $6,581
and Chief Executive        1996        $185,004     ---          ---          ---         20,000          $6,501
Officer

Employment Agreements

          William D. Feniger has an employment agreement with the Company, which extends to July 31, 2002. The agreement provides for automatic renewals for an additional 12 months upon each anniversary date of the agreement. Commencing July 31, 2002 and on each anniversary date thereafter, the agreement provides for termination of employment by either party upon not less than 120 days prior
written notice.   The agreement provides that Mr. Feniger is to receive such annual salary as may be determined by the Board of Directors, plus employment privileges and benefits but in no event is the annual salary to be lower than $240,000 . Mr. Feniger's annual salary, effective March 1, 1997, is $240,000. The agreement also provides that in the event of Mr. Feniger's death during the term of the employment agreement, the current salary is to be continued by payment for three years to Mr. Feniger's surviving spouse while she is living, otherwise to his estate. In the event of Mr. Feniger's permanent disability, the agreement provides for a continuation of salary for a period of 12 months, less, however, any payments received by Mr. Feniger directly from any insurer under any insurance policy of health or disability, the premiums for which have been paid by the Company.

Option Exercises and Fiscal 1998 Year End Values

          The following table sets forth information with respect to (i) options to purchase shares of the Company's Common Stock granted under the Company's Stock Option Plan, which were exercised by the named executive officers during fiscal 1998, and (ii) unexercised options to purchase shares of the Company's Common Stock granted under the Company's Stock Option Plan to the named executive officers and held by them at February 28, 1998.

                                                                            Value of Unexercised
                                                 Unexercised Options        In-the-Money Options
                                                   Held at 2/28/98            at 2/28/98 (1)
                                             --------------------------  --------------------------
                          Shares
                         Acquired
                           on
Name                     Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----                     --------  --------  -----------  -------------  -----------  -------------
William D. Feniger          ---       ---       80,000       180,000         (2)           (2)

(1) The dollar values are calculated by determining the difference between the fair market value of the shares of the Company's Common Stock underlying the options and the exercise price of such options at February 28, 1998.

(2) None of Mr. Feniger's options are in-the-money.

Tax Deferred Savings and Retirement Plan

          The Company's Tax Deferred Savings and Retirement Plan (the "401(k) Plan") consists of a defined contribution profit sharing plan with a cash or deferred arrangement. Each employee of the Company is eligible to participate in the 401(k) Plan after the person has both attained age 20-1/2 and completes six months of service. Subject to limitations prescribed by the tax laws, a participant may elect to make a pretax salary deferral contribution to the 401(k) Plan of up to 15% of the participant's compensation. Unless the Company's Board of Directors determines otherwise, the Company makes matching contributions equal to 25% of the first 6% of compensation contributed by each participant as a salary deferral. For any year, the Company may also make a discretionary profit sharing contribution of an amount determined by the Company's Board of Directors. Profit sharing contributions are allocated among eligible participant on the basis of each participant's compensation during the year for which the contribution is made.

          All salary deferral contributions are 100% vested. The Company's matching contributions and profit sharing contributions vests on an incremental basis after three completed years of service and become fully vested after seven years of completed service. In addition, a participant is fully vested upon attainment of age 65, death or disability, provided he is in the employ of the Company at the time such event occurs.

          For the plan year ended February 28, 1998, the Company made a matching contribution to the account of William D. Feniger in the amount of $295 under the 401(k) Plan. The Company made no discretionary contribution to the 401(k) Plan during fiscal year ended February 28, 1998. Mr. Feniger is fully vested.

Director Compensation

          Each director who is not an employee of the Company is entitled to receive a fee of $2,000 ($1,000 for telephonic meetings) plus travel expenses for each directors' meeting attended. Directors receive a fee of $1,000 for attending committee meetings which are held separately from directors' meetings. Under a nonemployee directors' stock option plan, eligible directors who have served twelve consecutive months are annually granted options to purchase 2,500 shares of the Company's Common Stock. Options are granted at an exercise price equal to the market value on the date of grant and are exercisable for a period not exceeding ten years from the date of the grant.

ITEM 12.     Security Ownership of Management and Certain Beneficial Owners
-------      ---------------------------------------------------------------

Security Ownership of Management

          The following tables set forth information, as of May 31, 1998, regarding the beneficial ownership of each director of the Company, each named executive officer and all current directors and executive officers of the Company as a group, of the Company's Common Stock. None of such persons beneficially owns any of the Company's Series B Preferred Stock. Additionally, there are 4,000 shares of non-voting $100 Series A Preferred Stock ("Series A Stock"), $.001 par value, of the Company outstanding as of May 31, 1998, of which William D. Feniger owns 1,334 shares.

  Officers and Directors
  ------------------------
                                                         Number of Shares             Percentage
     Name of Beneficial Owner                         Beneficially Owned (1)           Ownership
     ------------------------                         ----------------------          -----------

     William D. Feniger                                    865,802 (2)(3)(4)             22.9%
     Wayne Gardenswartz                                     30,365 (5)(6)                 *
     Jeffrey A. Slade                                       15,000 (5)                    *
     Larry Berman                                          293,081 (5)(7)                 8.1%
     All directors and executive                         1,220,948 (8)                   31.7%
     officers as a group (5 persons)

__________________
*Less than 1% of the outstanding Common Stock of the Company.

(1) Except as otherwise indicated, each director and officer has sole voting and investment power over the shares he beneficially owns.

(2) Includes 17,643 shares issuable upon conversion of a Convertible Subordinated Note and 5,500 shares issuable upon the exercise of Common Stock Purchase Warrants held by William D. Feniger.

(3) Includes 7,500 shares held by William D. Feniger as trustee pursuant to a voting trust agreement over which he has no investment power, 500 shares held by Mr. Feniger's wife, as to which Mr. Feniger disclaims beneficial interest and 1,500 shares held by Mr. Feniger as custodian for his minor children.

(4) Includes options held by William D. Feniger granted under the Stock Option Plan to purchase 128,000 shares which are exercisable currently.

(5) Includes options to purchase 28,000 shares granted to Wayne Gardenswartz, 15,000 shares granted to Jeffrey A. Slade and 12,500 shares granted to Larry Berman under the Directors' Plan, which are exercisable currently.

(6) Includes 2,365 shares held by Mr. Gardenswartz as trustee under a trust agreement over which Mr. Gardenswartz has no investment power.

(7) Includes 280,581 shares, which Mr. Berman may be deemed to beneficially own, held by MNP Corporation, a Michigan corporation. Mr. Berman is a majority owner of MNP Corporation and is the Chairman of the Board and President of MNP Corporation.

(8) Includes options granted to officers and directors of the Company under the Stock Option Plan and Directors' Plan, which are exercisable currently.

Other Principal Stockholders

     As of May 31, 1998, the following person, other than the directors and officers of the Company (or their affiliates), is known to be a beneficial owner of more than 5% of the outstanding shares of Common Stock:


5% Holders
----------

     Name and Address       Number of Shares     Percentage
     Beneficial Owner       Beneficially Owned   Ownership
     --------------------   ------------------   ----------
     George Hofmeister             272,921          7.5%
     700 Highland Road
     Salem, OH  44460

ITEM 13.     Certain Relationships and Related Transactions
-------      ----------------------------------------------

     In connection with the 1985 purchase by the Company of stock of four companies controlled in part by William D. Feniger and Yale M. Feniger (William
D. Feniger's father), the Company issued, as part of the purchase price, a series of non-negotiable subordinated promissory notes, each due on September 15, 1995, and bearing interest at the rate of 9% per annum (the "Notes"). William D. Feniger received a Note in the amount of $770,720, and Yale M. Feniger received a Note in the amount of $943,424 (which Note Yale M. Feniger transferred to his wife). In July 1989, William D. Feniger converted his Note into a like amount of convertible subordinated notes (the "Convertible subordinated Note"). In June 1994, Mrs. Yale Feniger and the Company entered into an agreement whereby Mrs. Feniger accepted $305,738, or 50% of the outstanding balance of her Note, in full satisfaction of the Note.

     The Convertible Subordinated Note payable to William D. Feniger, having a balance of $275,232 at February 28, 1998, bears interest at a rate equal to 9% per annum. Mr. Feniger agreed to defer the principal payment on the Note to March 1, 1999. The outstanding principal balance of the Note held by Mr. Feniger is convertible, at his option, into Common Stock, at any time, at a conversion price of $15.60 per share. In May 1996 the Board of Directors authorized the issuance to Mr. Feniger of 600,000 shares of the Corporation's Common Stock in exchange for a $300,000 reduction of the Convertible Subordinated Note held by Mr. Feniger, which balance in May 1996 was $596,822. The Company, as of May 31, 1996, reduced the principal amount of the Convertible Subordinated due to William D. Feniger by an additional $21,590, by was of an offset for principal and interest due on the notes payable to the Company by Mr. Feniger as disclosed below. The Company has agreed, at its expense, to register under the Securities Act of 1933, on one occasion, and at the expense of the holder of such Convertible Subordinated Note on other occasions, the Convertible Subordinated Note and/or the underlying securities at the request of the holder thereof. The Company has also agreed to certain "piggy-back" registration rights for the Convertible Subordinated Note and the securities issuable on exercise thereof.

     At the end of fiscal year 1998, William D. Feniger was indebted to the Company in the amount of $103,977 which consisted of $93,400 evidenced by notes receivable and $10,577 of accrued interest on the notes. The first note, in an original amount of $97,000, was executed in May 1994 and bears interest at 6% and requires annual principal payments of $5,000. A second note for $6,400 was executed in November 1994 and bears interest at 6%. At May 31, 1996, the principal payments and interest payments due on the notes were offset by payments owed by the Company to Mr. Feniger under the Convertible Subordinated Note as disclosed above. The final maturities of these notes receivable will be extended to May 31, 1999.

     The Company and one of its subsidiaries lease office space in Toledo, Ohio, pursuant to two separate lease agreements with Greenbelt Associates, a general partnership in which Messrs. William D. Feniger and Yale M. Feniger, a former executive officer and shareholder of the Company, are general partners. William
D. Feniger and Yale M. Feniger own a controlling interest in the partnership. Each lease expired on February 14, 1997 and the properties are now leased on a month-to-month basis. During the year ended February 28, 1998, the Company paid $78,984 to Greenbelt Associates.

     The Company leases plant and office space, including some equipment, in Toledo, Ohio for certain of its processing and storage operations pursuant to two separate lease agreements with Chicago Investors, a general partnership. Champlain Investors, also a general partnership, has 50% interest in Chicago Investors. William D. Feniger and Yale M. Feniger own Champlain Investors. One of the leases, entered into on July 1, 1997, has an initial term of 120 months with options to renew for three one-year periods upon certain conditions. The lease provides for monthly rent of $12,255 through February 28, 1998 and monthly rent of $14,255 from March 1, 1998 through the lease termination date, June 30, 2007. The monthly rent for each of the renewal options is $17,106. Chicago Investors has granted a mortgage secured by the leased premises to a bank. Should the debt service on this mortgage debt increase from the amount of debt service required as of the lease commencement date, the Company is obligated under the lease to pay, at the request of Chicago Investors, 50% of the increase in the debt service. Chicago Investors, under an oral arrangement, has agreed to defer the rental increase which was due to commence on March 1, 1998 and to maintain the monthly rent at $12,255 at the option of Chicago Investors. The Company also leases a 14,000 square foot building from Chicago Investors pursuant to a lease, which became effective March 1, 1996. The lease expired on February 28, 1998 and is now extended pursuant to three one-year option periods extending to February 28, 2001. This lease provides for monthly rental of $1,375 through February 1998 at which time the rent was scheduled to increased to $1,550 per month, subject to annual increases thereafter. In December 1996, Chicago Investors agreed to reduce the rents, at its option, to the present rental of $1,175 per month. During the year ending February 28, 1998, the Company paid $167,760 to Chicago Investors pursuant to these arrangements.

     On June 1, 1995 National Metal Processing, Inc., a wholly-owned subsidiary of the Company, and MNP Corporation entered into a three-year lease pursuant to which MNP leases space from the Company. Larry Berman, a director of the Company, is the majority stock- holder and Chairman of the Board and President of MNP Corporation. The annual rental is $271,514. In August 1998, MNP Corporation exercised an option to purchase the facility and property adjacent to the facility for an aggregate purchase price of $1,500,000, which resulted in a gain of approximately $960,000.

     Management of the Company believes that the terms of each of the foregoing transactions are at least favorable as those that could have been obtained from independent third parties.

                                    PART IV
                                    -------

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------      ---------------------------------------------------------------

(a) Documents filed as part of this report:

       1. The following consolidated financial statements of the Company are submitted pursuant to the requirements of ITEM 8:

           Reports of Independent Auditors                             F-1, F-2

           Consolidated Balance Sheets at February 28, 1998 and
           February 29,1997                                            F-3, F-4

           Consolidated Statements of Operations for each of the
           three years in the period ended February 28, 1998                F-5

           Consolidated Statements of Stockholders' (Deficit) Equity
           for each of the three years in the period ended
           February 28, 1998                                                F-6

           Consolidated Statements of Cash Flows for each of the
           three years in the period ended February 28, 1998                F-7

           Notes to Consolidated Financial Statements                       F-8

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

     4.4* Warrant Agreement dated as of July 22, 1994 among the Company, Continental and Whale (incorporated herein by reference from the Company's registration Statement on Form S-3, filed January 17, 1995, File No. 33-83590).

     4.5* Form of Warrant Agreement among the Company, Continental and Whale (incorporated herein by reference from the Company's Registration Statement on Form S-3, filed January 17, 1995, File No. 33-83590).

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

     10.01(o)*  Term Note for $300,000, dated February 29, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29,
                1996).

     10.01(p)*  Amendment No. 12 to the Loan and Security Agreement, dated July
                25, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1997).

     10.01(q)*  Term Note for $350,000, dated July 25, 1996, of the Company and
                Environmental Purification Industries, Inc. to National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                1997).

     10.01(r)*  Amendment No. 13 to the Loan and Security Agreement, dated
                November 4, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1997).

     10.01(s)*  Term Note for $1,700,000, dated November 4, 1996, of the Company and Environmental Purification Industries, Inc. to National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                1997).

     10.01(t)*  Amendment No. 14 to the Loan and Security Agreement, dated May
                12, 1996, among the Company, certain of its subsidiaries and National Canada Finance Corp. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1997).

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

     10.02(d)*  Subscription Agreement, dated May 31, 1996, between the Company and William D. Feniger. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

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

     10.06(b)*  Amendment No. 1 to the Meridian National Corporation 1990 Non-
                Qualified and Incentive Stock Option Plan, effective May 12, 1994 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

     10.06(c)*  Amendment No. 2 to the Meridian National Corporation 1990 Non-
                Qualified and Incentive Stock Option Plan, effective June 6, 1995 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

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

     10.07(c)*  Amendment No. 2 to the Amended and Restated 1987 Non-Employee
                Directors' Stock Option Plan of Meridian National Corporation, effective May 12, 1994 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

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

     10.09      Employment Agreement of William D. Feniger, dated July 31, 1997.

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

     10.12* Mortgage Note and Promissory Note and related agreements, dated January 26, 1994, between Ottawa River Steel and Klockner Namasco Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                1994).

     10.13* Agreement dated April 20, 1995 between Company and The Wall Street Group, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                1995).

     10.14* Lease between National Metal Processing, Inc. and MNP Corporation, dated June 1, 1995 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

     10.15(a)*  Loan and Security Agreement, dated November 17, 1995, between
                Ottawa River Steel Co. and FINOVA Capital Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

     10.15(b)*  Lease Agreement, dated October 31, 1995, between Ottawa River
                Steel Company and USL Capital Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

     10.15(c)*  Industrial Building Lease, dated November 10, 1995, between
                Ottawa River Steel Co. and Centerpoint Properties Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

     10.16* License Agreement, dated September 7, 1995, between Environmental Purification Industries Company and Aster, Inc. (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

     10.17(a)*  Stock Purchase Agreement, dated November 19, 1996, among
                Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1997).

     10.17(b)*  Registration Rights Agreement, dated November 19, 1996, among
                Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1997).

     10.17 (c)* Stockholders Agreement, dated November 19, 1996, among
                Environmental Purification Industries, Inc., Spencer Browne, MNP Corporation and Elliot Smith (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1997).

     21         List of Subsidiaries of Registrant

     23.01      Consent of Independent Auditors

     23.02      Consent of Independent Auditors

     27         Financial Data Schedule

(b)  Reports filed on Form 8-K.

     There were no reports filed on Form 8-K during the fourth quarter of the Company's 1998 fiscal year.

---------------------------
* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of June, 1999.

                                       MERIDIAN NATIONAL CORPORATION


                                       By: /s/ William D. Feniger
                                           ----------------------
                                           William D. Feniger
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                                 Title                          Date
       ---------                                 -----                          ----

/s/ William D. Feniger                   Chairman of the Board               June 18, 1999
-----------------------------------      of Directors, President
William D. Feniger                       and Chief Executive Officer
                                         (Principal Executive Officer)

/s/ James L. Rosino                      Vice President - Finance            June 18, 1999
-----------------------------------      (Principal Financial and
James L. Rosino                          Accounting Officer)

/s/ Wayne Gardenswartz                   Director                            June 18, 1999
-----------------------------------
Wayne Gardenswartz

/s/ Jeffrey A. Slade                     Director                            June 18, 1999
-----------------------------------
Jeffrey A. Slade

/s/ Larry Berman                         Director                            June 18, 1999
----------------
Larry Berman

                         INDEPENDENT AUDITORS' REPORT


November 18, 1998


To the Board of Directors
MERIDIAN NATIONAL CORPORATION
Toledo, Ohio


We have audited the accompanying consolidated balance sheet of Meridian National Corporation and Subsidiaries as of February 28, 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian National Corporation and Subsidiaries as of February 28, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                             Rehmann Robson, P.C.
                                             Farmington Hills, MI

                        Report of Independent Auditors


The Board of Directors and Stockholders
Meridian National Corporation

We have audited the accompanying consolidated balance sheet of Meridian National Corporation as of February 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian National Corporation at February 28, 1997, and the consolidated results of its operations and its cash flows for the years ended February 28, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.


                                    ERNST & YOUNG LLP


Toledo, Ohio
June 20, 1997

                MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------

                              ASSETS
                                                                                       February 28,
                                                                        ----------------------------------------
                                                                              1 9 9 8               1 9 9 7
                                                                        ----------------       -----------------
Current assets
     Cash                                                               $         21,260       $         16,778
     Accounts receivable, net of allowance  for doubtful
        accounts of $149,500 ($152,500 in 1997)                               11,219,600             11,174,851
     Inventories                                                              11,928,955             12,083,532
     Other current assets                                                        691,626                678,504
                                                                        ----------------       ----------------

Total current assets                                                          23,861,441             23,953,665
                                                                        ----------------       ----------------

Property and equipment, at cost:
     Buildings, building improvements and
        leasehold improvements                                                 2,988,916              2,755,487
     Machinery and equipment                                                   8,382,085              5,919,949
     Office furniture and equipment                                              887,657                641,614
     Land and land improvements                                                  179,085                179,085
     Construction in progress                                                    200,028              2,467,104
                                                                        ----------------       ----------------
                                                                              12,637,771             11,963,239
     Less accumulated depreciation and amortization                            4,946,160              4,151,923
                                                                        ----------------       ----------------

Net property and equipment                                                     7,691,611              7,811,316
                                                                        ----------------       ----------------

Other assets                                                                   1,371,494              1,935,829
                                                                        ----------------       ----------------


Total assets                                                            $     32,924,546       $     33,700,810
                                                                        ================       ================


                   LIABILITIES AND STOCKHOLDERS'
                         (DEFICIT) EQUITY
                                                                                     February 28,
                                                                        ---------------------------------------
                                                                             1 9 9 8               1 9 9 7
                                                                        ----------------       ----------------
Current liabilities
     Short-term bank borrowings                                         $     13,153,473       $     11,138,254
     Accounts payable and accrued liabilities                                 14,024,728             13,132,857
     Current portion of long-term debt                                         4,194,241              1,548,644
                                                                        ----------------       ----------------
Total current liabilities                                                     31,372,442             25,819,755
                                                                        ----------------       ----------------

Long-term debt due after one year:
     Affiliates                                                                  275,232                275,232
     Other                                                                     2,708,143              6,311,061
                                                                        ----------------       ----------------
Total long-term debt due after one year                                        2,983,375              6,586,293
                                                                        ----------------       ----------------

Total liabilities                                                             34,355,817             32,406,048
                                                                        ----------------       ----------------

Commitments and contingencies (Note 8)

Minority interests                                                                     -                 96,600
                                                                        ----------------       ----------------

Stockholders' (deficit) equity:
     Preferred stock, $.001 par value,
       authorized 5,000,000 shares:
        $100 Series A, 5,000 shares authorized,
           4,000 shares issued and outstanding                                   400,000                400,000
        $3.75 Series B, 1,375,000 shares authorized,
           206,752 shares issued and outstanding                                 775,320                775,320
     Common stock, $.01 par value, authorized 20,000,000
       shares, issued and outstanding, 3,625,203 shares
        (3,488,246 in 1997)                                                       36,252                 34,882
     Additional paid in capital                                               10,950,845             10,818,545
     Accumulated deficit                                                     (13,593,688)           (10,830,585)
                                                                        ----------------       ----------------
Total stockholders' (deficit) equity                                          (1,431,271)             1,198,162
                                                                        ----------------       ----------------

Total liabilities and stockholders' (deficit) equity                    $     32,924,546       $     33,700,810
                                                                        ================       ================

The accompanying notes are an integral part of these consolidated financial statements.

                MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended
                                                      -------------------------------------------------------------
                                                          February 28,         February 28,          February 29,
                                                              1998                 1997                  1996
                                                      ------------------    ------------------   ------------------
Net sales                                              $     70,683,989      $     66,511,224     $     54,672,987
Cost of sales                                                64,399,680            58,522,311           49,013,016
                                                      ------------------    ------------------   ------------------
Gross margin                                                  6,284,309             7,988,913            5,659,971
                                                      ------------------    ------------------   ------------------

Other costs and expenses (income):
    Selling, general and administrative                       6,901,510             7,160,131            6,083,321
    Interest                                                  1,786,465             1,594,788            1,439,843
    Cost of discontinued registrations                          462,414               275,908                    -
    Minority interests                                          (96,600)             (101,189)                   -
    Miscellaneous - net                                        (151,569)             (321,260)            (134,997)
                                                      ------------------    ------------------   ------------------
Total other costs and expenses                                8,902,220             8,608,378            7,388,167
                                                      ------------------    ------------------   ------------------

Loss from continuing operations before
    extraordinary gain                                       (2,617,911)             (619,465)          (1,728,196)

Discontinued operations:
    Income from operations                                            -                90,924              229,382
    Gain upon disposal                                                -               203,654                    -
                                                      ------------------    ------------------   ------------------
Loss before extraordinary gain                               (2,617,911)             (324,887)          (1,498,814)

Extraordinary gain on early
    extinguishment of debt                                            -               329,279              149,206
                                                      ------------------    ------------------   ------------------
Net (loss) income                                      $     (2,617,911)     $          4,392     $     (1,349,608)
                                                      ==================    ==================   ==================

Loss applicable to common stock                        $     (2,763,101)     $       (131,967)    $     (1,479,370)
                                                      ==================    ==================   ==================

Earnings (loss) per common share -
 basic and diluted:
    Income (loss) before extraordinary gain:
      Continuing operations                            $          (0.78)     $          (0.23)    $          (0.71)
      Discontinued operations                                         -                  0.09                 0.09
    Extraordinary gain                                                -                  0.10                 0.06
                                                      ------------------    ------------------   ------------------
    Net loss                                           $          (0.78)     $          (0.04)    $          (0.56)
                                                      ==================    ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

--------------------------------------------------------------------------------

                                                                                    $100              $3.75
                                                                                  Series A           Series B
                                                                                 Preferred          Preferred         Common
                                                                                   Stock              Stock            Stock
                                                                               -------------      -------------     -----------
Balance at March 1, 1995                                                       $     400,000      $     775,320     $    25,346
     Net loss for 1996                                                                     -                  -               -
     Dividends:
        Cash dividends on Series A preferred stock                                         -                  -               -
        Cash dividends on Series B preferred stock                                         -                  -               -
        64,091 shares of common stock issued to holders
           of Series B preferred stock                                                     -                  -             641
     Exchange of 156,415 warrants to purchase common stock for
        156,415 units, each consisting of one share of common stock
        and one warrant to purchase common stock                                           -                  -           1,564
                                                                               -------------      -------------     -----------
Balance at February 29, 1996                                                         400,000            775,320          27,551
     Net income for 1997
     Dividends:
        Cash dividends on Series A preferred stock                                         -                  -               -
        Cash dividends on Series B preferred stock                                         -                  -               -
        133,101 shares of common stock issued to holders
           of Series B preferred stock                                                     -                  -           1,331
     600,000 shares of common stock issued in exchange for a
        $300,000 reduction in a convertible note payable                                   -                  -           6,000
     Issuance of common stock of subsidiary                                                -                  -               -
                                                                               -------------      -------------     -----------
Balance at February 28, 1997                                                         400,000            775,320          34,882
     Net loss for 1998                                                                     -                  -               -
     Dividends:
        Cash dividends on Series A preferred stock                                         -                  -               -
        Cash dividends on Series B preferred stock                                         -                  -               -
        136,957 shares of common stock issued to holders
           of Series B preferred stock                                                     -                  -           1,370
     Issuance of warrants for purchase of common stock of subsidiary                       -                  -               -
                                                                               -------------      -------------     -----------
Balance at February 28, 1998                                                   $     400,000      $     775,320     $    36,252
                                                                               =============      =============     ===========

                                                                                Additional
                                                                                 Paid in           Accumulated
                                                                                 Capital             Deficit           Total
                                                                               ------------       -------------     -----------
Balance at March 1, 1995                                                       $  9,785,677       $  (9,219,245)    $ 1,767,098
     Net loss for 1996                                                                    -          (1,349,608)     (1,349,608)
     Dividends:
        Cash dividends on Series A preferred stock                                        -             (36,000)        (36,000)
        Cash dividends on Series B preferred stock                                        -                 (65)            (65)
        64,091 shares of common stock issued to holders
           of Series B preferred stock                                               93,058             (93,699)              -
     Exchange of 156,415 warrants to purchase common stock for
        156,415 units, each consisting of one share of common stock
        and one warrant to purchase common stock                                    163,592                   -         165,156
                                                                               -------------      -------------     -----------
Balance at February 29, 1996                                                     10,042,327         (10,698,617)        546,581
     Net income for 1997                                                                                  4,392           4,392
     Dividends:
        Cash dividends on Series A preferred stock                                        -             (36,000)        (36,000)
        Cash dividends on Series B preferred stock                                        -                 (68)            (68)
        133,101 shares of common stock issued to holders
           of Series B preferred stock                                               98,961            (100,292)              -
     600,000 shares of common stock issued in exchange for a
        $300,000 reduction in a convertible note payable                            294,000                   -         300,000
     Issuance of common stock of subsidiary                                         383,257                   -         383,257
                                                                               -------------      -------------     -----------
Balance at February 28, 1997                                                     10,818,545         (10,830,585)      1,198,162
     Net loss for 1998                                                                    -          (2,617,911)     (2,617,911)
     Dividends:
        Cash dividends on Series A preferred stock                                        -             (36,000)        (36,000)
        Cash dividends on Series B preferred stock                                        -                 (22)            (22)
        136,957 shares of common stock issued to holders
           of Series B preferred stock                                              107,300            (109,170)           (500)
     Issuance of warrants for purchase of common stock of subsidiary                 25,000                   -          25,000
                                                                               -------------      -------------     -----------
Balance at February 28, 1998                                                   $  10,950,845      $ (13,593,688)    $(1,431,271)
                                                                               =============      =============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Year Ended
                                                              --------------------------------------------------------------
                                                                February 28,            February 28,           February 29,
                                                                    1998                    1997                   1996
                                                              ---------------          --------------         --------------
Cash flows from operating activities
Net (loss) income                                             $   (2,617,911)          $      4,392           $  (1,349,608)
Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    continuing operating activities:
      Depreciation and amortization                                  856,332                810,397                 653,527
      Extraordinary gain                                                   -               (329,279)               (149,206)
      Minority interest                                              (96,600)              (101,189)                      -
      Discontinued operations                                              -               (294,578)               (229,382)
      Write-down of noncurrent assets                                169,463                      -                       -
      Loss related to property
        and equipment                                                      -                 (5,161)                      -
      Changes in operating assets and
       liabilities which provided (used) cash:
        Accounts receivable                                          (17,124)            (2,975,085)                657,548
        Inventories                                                  154,577             (3,222,958)              1,247,117
        Other current assets                                         (13,122)                (8,789)                 34,036
        Accounts payable and
          accrued liabilities                                        786,517              3,931,939               1,314,416
                                                              ---------------          -------------          --------------
Net cash (used in) provided by
    continuing operations                                           (777,868)            (2,190,311)              2,178,448
Net cash provided by discontinued
    operations                                                             -                117,049                 530,879
                                                              ---------------          -------------          --------------
Net cash (used in) provided by
    operating activities                                            (777,868)            (2,073,262)              2,709,327
                                                              ---------------          -------------          --------------
Cash flows from investing activities
Additions to property and equipment                                 (331,277)            (2,288,008)             (1,078,474)
Proceeds from disposals of property and equipment                          -                558,143                  69,992
Changes in other assets                                              (17,221)                (8,894)               (178,413)
Cash paid for acquired business                                            -                      -              (2,499,000)
                                                              ---------------          -------------          --------------
Net cash used in investing activities                               (348,498)            (1,738,759)             (3,685,895)
                                                              ---------------          -------------          --------------
Cash flows from financing activities
Net short-term bank borrowings (repayments)                        2,015,219              2,132,072                (519,159)
Payments on long-term debt                                        (1,123,349)            (1,374,918)               (951,048)
Issuance of common stock of subsidiary                                     -                581,046                       -
Cash dividends paid                                                  (36,022)               (36,068)                (36,065)
Proceeds from long-term debt                                         250,000              2,350,000               1,700,000
Net proceeds from exchange of warrants                                25,000                      -                 304,134
                                                              ---------------          -------------          --------------
Net cash provided by financing activities                          1,130,848              3,652,132                 497,862
                                                              ---------------          -------------          --------------
Increase (decrease) in cash                                            4,482               (159,889)               (478,706)
Cash at beginning of year                                             16,778                176,667                 655,373
                                                              ---------------          -------------          --------------
Cash at end of year                                           $       21,260           $     16,778           $     176,667
                                                              ===============          =============          ==============
Supplemental cash flows information:
    Cash paid for interest, net of
      amount capitalized                                      $    1,915,035           $  1,489,843           $   1,475,254
                                                              ===============          =============          ==============


The accompanying notes are an integral part of these consolidated financial statements.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operations
     ----------

     Meridian National Corporation and its subsidiaries (the "Company") are engaged in the trading and processing of steel products for the automotive, truck and appliance industries and the recycling or disposal of paint wastes for generators of such wastes in the automotive industries located primarily in the Midwest Region of the United States.

     The Company has sustained losses in recent years, has a working capital deficiency and total liabilities exceed total assets. Additionally, the Company has been unable to maintain certain financial ratios and covenants required under lending agreements with a bank. Management has implemented or intends to pursue various steps directed toward improving the Company's operating performance and liquidity. The benefits of these actions described below are expected to result in improved operating performance and liquidity in future periods.

          . Management focus on its core steel processing and distribution business.

          . Close or sell operations which are unprofitable or do not fit in the Company's strategic plans. (See note 13)

          .    Reduce certain operating costs and administrative costs.

          .    Renegotiate or refinance certain of its financial obligations.

     Concentration Risks
     -------------------

     Substantially all of the Company's accounts receivable as of February 28, 1998 and 1997 are due from companies which operate in the automotive truck and appliance industries. The Company extends credit based on an evaluation of credit reports, payment practices and, in most cases, financial condition. Generally, collateral or letters of credit are not required. Allowances for credit losses are provided for in the financial statements and consistently have been within management's expectations.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Meridian National Corporation and all subsidiaries in which it has in excess of a 50% ownership interest. All material intercompany transactions and balances have been eliminated.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

     Inventory Valuation
     -------------------

     Inventories are carried at the lower of cost, using the specific identification method, or market.

     Revenue Recognition
     -------------------

     Revenues are generally recognized at the time of shipment of products or performance of services.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed.

     Depreciation and amortization are provided, principally by means of accelerated methods, except for the paint waste recycling subsidiary for which all assets are depreciated using the straight-line method, based on the following estimated useful lives:

          Land improvements                         15 to 20 years
          Buildings, building improvements and
            leasehold improvements                  32 to 40 years
          Machinery and equipment                    5 to 15 years
          Office furniture and equipment             5 to 10 years

     Capitalized Interest
     --------------------

     Interest costs of approximately $36,000 and $56,000 in 1998 and 1997, respectively, have been capitalized as a cost of the expansion of the Company's paint waste recycling facility.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Fair Value of Financial Instruments
     -----------------------------------

     Based on the Company's financial condition, the collateral securing outstanding debt and the frequently redetermined interest rates associated with the majority of the Company's debt instruments, the Company believes that the aggregate fair values of short-term notes payable and long-term debt approximate the carrying values.

     Intangible Assets
     -----------------

     The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. The Company wrote off in fiscal 1998 all of the remaining goodwill associated with the acquisition of the common stock of certain subsidiaries in the amount of approximately $169,000, primarily due to operating losses incurred in fiscal 1998.

     Earnings (Loss) Per Common Share
     --------------------------------

     Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective March 1, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At February 28, 1998, 1997 and February 29, 1996 options to purchase 497,750, 503,300 and 229,800 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. Common shares issued for dividends on preferred stock are included in weighted average shares outstanding beginning on the date issued. The effects of options and warrants are excluded from earnings per share calculations when the effect would be anti-dilutive. The weighted average number of common and common equivalent shares used to compute earnings (loss) per share for each year is:

                                    1 9 9 8        1 9 9 7        1 9 9 6
                                  -----------    -----------    -----------
          Basic and diluted        3,532,195      3,241,349      2,638,126
                                  -----------    -----------    -----------

     Cash dividends on preferred stock and the value of common shares issued as dividends on Series B preferred stock ($145,192 in 1998, $136,359 in 1997 and $129,762 in 1996) are deducted in arriving at loss applicable to common shares.

     Stock Options
     -------------

     All options have been granted at prices not less than the market price on the date granted. Accordingly, the Company recognizes no compensation expense related to these options in

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (continued)

     accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components, amending various prior SFAS. Management believes that the adoption of SFAS No. 130 in fiscal 1999 will not have a significant impact on results of operations or financial position.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, superseding SFAS No. 14. Management believes that the adoption of SFAS No. 131 in fiscal 1999 will not have a significant impact on the disclosure of financial information.

     Reclassifications
     -----------------

     Certain amounts have been reclassified to conform with the 1998 presentation.

2.   SHORT-TERM BANK BORROWINGS

     The Company has a $13,500,000 revolving demand line of credit with a bank under a Loan and Security Agreement with interest at 1% above the bank's prime rate (effective rate of 9.50% at February 28, 1998). The agreement allows borrowings under a lending formula based upon eligible accounts receivable and inventories less outstanding letters of credit issued under the agreement. The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

     At February 28, 1998, approximately $350,000 was available under the revolving demand line. The agreement provides for a commitment fee equal to .25% of the excess of $13,500,000 over average daily borrowings and is secured by substantially all of the Company's personal property not otherwise pledged.

     Weighted average interest rates at year end were 9.48% in 1998, 9.33% in 1997 and 9.25% in 1996.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.   LONG-TERM DEBT

     Long-term debt consists of the following obligations at February 28:

                                                                        1 9 9 8               1 9 9 7
                                                                     -------------         --------------
          8.5% mortgage note payable to trustee bank, due in
          monthly installments, including interest of
          approximately $73,000 until final maturity in
          November 2000.                                             $   2,063,750         $    2,707,500

          Notes payable to bank collateralized by certain
          equipment, due in monthly installments of $21,000,
          plus interest at 1.5% above prime (effective rate of
          10% at February 28, 1998), with a final payment of
          $2,035,000 due March 1998.                                     2,035,000              2,287,000

          Mortgage and other notes payable, collateralized by
          certain property and equipment, due in monthly
          installments of approximately $12,700, including
          interest at 2% above prime rate (maximum and
          effective rate of 9.5% at February 28, 1998), with a
          final payment of $605,000 due January 1999.                      695,915                778,122

          Note payable, collateralized by certain machinery and
          equipment, due in monthly installments of $17,675
          including interest at 11.7% through December 2000.               496,681                641,333

          Convertible note payable to an officer and stockholder,
          interest payable quarterly at 9%, secured by a pledge of
          common stock of certain subsidiaries.  The note is
          subordinate to bank borrowings and is convertible into
          shares of common stock at a conversion price of $15.60
          per share.                                                       275,232                275,232

          Unsecured promissory note, due August 28, 1998, plus
          interest at 10% per annum.                                       250,000                      -

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.   LONG-TERM DEBT (Continued)

                                                                        1 9 9 8               1 9 9 7
                                                                     -------------         --------------
          Note payable to bank, due in monthly installments of       $      55,000         $      115,000
          $5,000 through December 1998, plus interest at 1.5%
          above the bank's base rate (effective rate of 10%
          at February 28, 1998).

          Obligations under long-term capital leases:

            Lease purchase obligation payable in monthly
            installments of $14,904 plus interest at 9.92%
            through October 30, 2002.                                      665,928                772,881

            Lease purchase obligation covering industrial
            revenue bonds, payable in monthly installments of
            $9,444 plus interest at 92% of prime (effective rate
            of 7.8% at February 28, 1998) through July 1, 2001             387,223                491,112

            Lease purchase obligation payable in monthly                   103,165                      -
            installments of $2,315 including interest at 5%
            through May 2002.

            Lease purchase obligation payable in monthly
            installments of $1,992 including interest at 8.53%
            through June 2002.                                             101,140                      -

            Other                                                           48,582                 66,757
                                                                     -------------         --------------
          Total long-term debt                                           7,177,616              8,134,937

          Less amounts due within one year                               4,194,241              1,548,644
                                                                      ------------         --------------
          Long-term debt due after one year                          $   2,983,375         $    6,586,293
                                                                     =============         ==============

     The Company was unable to make the final payment due under the notes payable to bank of $2,035,000 in March 1998. The bank has allowed the Company to continue the monthly installments of $21,000 plus interest.

     The Company has not made payment on the unsecured promissory note due August 28, 1998. No arrangement has been made for the disposition of this obligation.

     An officer and stockholder of the Company has personally guaranteed the Company's borrowings from the bank, aggregating $15,243,473 at February 28, 1998.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   LONG-TERM DEBT (Continued)

     In fiscal 1996, the Company negotiated an agreement with a stockholder whereby a convertible note payable in an amount of $596,822 was settled, subject to certain conditions, for approximately $448,000 payable in 18 monthly payments commencing in March 1995, without interest. The settlement resulted in the recording of an extraordinary gain of $149,206.

     An officer and stockholder of the Company has agreed to defer payment of a convertible note payable of $275,232 until after February 28, 1999. The note was scheduled to mature in September 1995. Accordingly, the note payment has been excluded from long-term debt due within one year in the accompanying balance sheets. In May 1996 the Board of Directors authorized the issuance of 600,000 shares of the Company's common stock to the officer and stockholder in exchange for a reduction of $300,000 to the convertible note payable to the officer and stockholder.

     Effective July 1, 1992, Environmental Purification Industries Company ("EPI") became a wholly-owned subsidiary of the Company when, pursuant to a Termination Agreement, Haden Purification, Inc. ("Haden Purification") terminated and abandoned its 50% partnership interest in EPI. Under the Termination Agreement, Haden Purification assumed liability for one-half of the remaining principal, interest and fee payments due under the Company's 8.5% mortgage note payable and was assigned 50% of the amount held in trust to meet future debt service requirements. Haden Purification makes principal, interest and fee payments directly to the trustee bank. As such, these payments are excluded from the statement of cash flows. Interest expense in the accompanying consolidated statements of operations excludes interest and fee payments made by Haden Purification amounting to $120,100 in 1998, $140,407 in 1997 and $163,678 in 1996.

     In June 1996, the Company executed an agreement (the "Compromise Agreement") to repay a note payable to Haden Purification. The terms of the Compromise Agreement included, among other things, settlement of the note payable for a payment of $350,000 made in July 1996. The Company is required to continue to pay, through July 1, 1998, Haden Environmental Corporation, an affiliate of Haden Purification, a throughput charge of $10 per cubic yard of paint waste processed through EPI's current recycling system. Prior to execution of the Compromise Agreement, payments of the throughput charge were credited towards amounts due under the note payable to Haden Purification. The gain of $329,279 on early extinguishment of debt during fiscal 1997 is reflected as an extraordinary gain. Throughput charges subsequent to July 1, 1996 are reported as operating expenses as incurred.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   LONG-TERM DEBT (Continued)

     Scheduled maturities of long-term debt in each of the five fiscal years subsequent to February 28, 1998, including the principal portion of minimum payments under long-term lease obligations, are approximately as follows:

                    1999                     $  4,194,000
                    2000                        1,439,000
                    2001                        1,159,000
                    2002                          261,000
                    2003                          125,000
                                             ------------
                    Total                    $  7,178,000
                                             ============

     These amounts include principal payments to be made by Haden Purification, as follows:

                    1999                     $    350,000
                    2000                          380,000
                    2001                          301,875
                                             ------------
                    Total                    $  1,031,875
                                             ============


4.   LEASE COMMITMENTS

     Capitalized Leases
     ------------------

     The Company leases certain property and equipment under long-term agreements classified as capital leases. The property and equipment can be purchased at the expiration of the leases for nominal amounts.

     The cost and accumulated amortization of property leased under capital leases are as follows as of February 28:

                                                 1998            1997
                                             -------------   -------------
          Buildings                          $     634,383   $     634,383
          Machinery and equipment                1,249,209       1,011,306
                                             -------------   -------------
                                                 1,883,592       1,645,689
          Less accumulated amortization            735,030         594,314
                                             -------------   -------------
                                             $   1,148,562   $   1,051,375
                                             =============   =============

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.   LEASE COMMITMENTS (Continued)

     Future minimum payments and their present value under these leases at February 28, 1998 are approximately as follows:

          1999                                                $    400,000
          2000                                                     391,000
          2001                                                     362,000
          2002                                                     285,000
          2003                                                     131,000
                                                              ------------
          Total minimum lease payments                           1,569,000
          Less amount representing interest at imputed rates
            Ranging from 5% to 9.92%                               263,000
                                                              ------------
          Present value of net minimum lease payments
            Included in long-term debt.                       $  1,306,000
                                                              ============

     Certain property and equipment leased under a capital lease with a cost and accumulated amortization of $742,983 and $468,000, respectively, were sold in August 1998. The future minimum payments and the present value of these payments included above amounted to $440,000 and $387,000, respectively. The present value of the lease payments were paid at the time of the sale of the property in full satisfaction of this lease purchase obligation.

     Operating Leases
     ----------------

     The Company leases certain property and equipment under agreements classified as operating leases. Total rent expense charged to operations for 1998, 1997 and 1996 approximated $620,000, $610,000 and $373,000, respectively, which included $249,000, $290,000 and $252,000, respectively, to related parties. Minimum future rental commitments under noncancelable operating leases at February 28, 1998, including aggregate payments of $916,000 to an affiliate of an officer and certain stockholders, are $450,000 in 1999, $431,000 in 2000, $432,000 in 2001, $331,000 in 2002, and
     $171,000 in 2003.


5.   DISCONTINUED OPERATIONS

     On July 5, 1996, the Company sold all of the property and equipment of Meridian Environmental Services, Inc. ("MES"), a wholly-owned subsidiary which operated the Company's waste acid recycling and disposal business. The assets were sold for $700,000 to a new company formed by former MES management. Of the $700,000 sales price, $200,000 was represented by notes due from the purchaser, receivable in varying installments over a period of
     five years.   Due to the uncertainty of the collectibility of the notes, recognition of $185,000 of the gain on the sale, representing the balance of the unpaid notes, has been deferred at February 28, 1998.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.   DISCONTINUED OPERATIONS (Continued)

     The accompanying consolidated financial statements separately report the operating results of this discontinued operation. Net sales of the discontinued operation were approximately $458,000 through the disposal date in fiscal 1997 and $1,934,000 in 1996.


6.   SUBSIDIARY STOCK

     During fiscal 1997, 25 shares of common stock (a 20% interest) of EPI Technologies, Inc. were issued to outside investors for $581,046 in cash, net of related offering costs. Proceeds of the sale were credited to minority interest, based on the carrying value of the subsidiary, with the remainder credited to capital in excess of stated value. EPI Technologies, previously a wholly-owned subsidiary, holds the Company's interest in EPI, the Company's paint waste recycling operation.


7.   COMMITMENTS AND CONTINGENCIES

     License Agreement
     -----------------

     EPI has entered into a license agreement with Aster, Inc. ("Aster") whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its paint recycling process. EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the processes, formulae and technology. Minimum monthly payments required under the agreement are $20,000.

     Litigation
     ----------

     The Company is involved in certain litigation and claims incidental to its business. In one such claim, the Company is involved in a labor relations matter in which the National Labor Relations Board has instituted a claim against companies which leased employees to the Company. The amount of the claim is $1.2 million. The ultimate outcome with respect to such proceedings currently cannot be predicted. However, the Company believes, based on its examination and review of such matters and consultation with outside legal counsel, that there are meritorious defenses available to the Company.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.   CAPITAL STOCK

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

     During the period from June 22 to July 26, 1994, the Company extended a special offer to holders of its Series B preferred stock to exchange for each 100 shares of Series B preferred stock, one unit, consisting of 90 newly issued shares of common stock and 100 warrants (the "1999 Warrants") to purchase 1.2 shares of common stock each at an exchange price of $2.35 per share, as adjusted, subject to further adjustment in certain circumstances. The 1999 Warrants are exercisable through June 1999. A total of 1,041,249 shares, or 83% of the Series B preferred shares outstanding, were validly tendered for exchange. The number of 1999 Warrants outstanding at February 28, 1998 was 1,040,300.

     The Company issued 1,265,000 common stock purchase warrants in 1989 (the "Original Warrants"). The terms of the Original Warrants were modified by the Company during a special exercise period which extended through July 31, 1995, at which time the Original Warrants expired. During this period holders of the Original Warrants could purchase, at a purchase price of $2.75, a unit consisting of one share of common stock and one common stock purchase warrant ("1998 Warrant"). The 1998 Warrants entitle the holder to purchase 1.2 shares of common stock through May 31, 1998, at a per share exercise price of $2.35, as adjusted. Through July 31, 1995, 240,415 Original Warrants were exercised. All 1998 Warrants expired subsequent to February 28, 1998.

     Holders of the Series A preferred stock are entitled to receive quarterly, cumulative dividends of $2.25 per share. The Series A preferred stock does not have voting rights and is redeemable at the Company's discretion for $100 plus accrued and unpaid dividends.

     Common shares reserved for future issuance at February 28, 1998 aggregated 2,361,080 and related to the following:

               Common stock purchase warrants             1,559,529
               Stock options                                732,220
               Convertible debt                              17,643
               Convertible preferred stock                   51,688

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.   COMMON STOCK OPTIONS

     The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee and non-employee director stock options. The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25 no compensation expense is recognized because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock at the date of the grant.

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

     SFAS No. 123 requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.5%, 6.5% and 6.3%; a dividend yield of 0%; expected volatility of the Company's common stock .484, .484 and .439; and a weighted-average expected life of the options of 7 years.

     The weighted-average fair value of options granted in 1998, 1997 and 1996 was $0.49, $0.47 and $1.21, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. Amortization attributable to grants awarded in both 1998, 1997 and 1996 impact the pro forma results. The Company's reported and pro forma information follows:

                                             1998             1997             1996
                                        --------------   --------------   --------------
          Net income (loss):
            Reported                    $  (2,617,911)   $       4,392    $  (1,349,608)
            Pro forma                      (2,670,322)         (83,018)      (1,408,181)
          Loss per share:
            Reported                            (0.78)           (0.04)           (0.56)
            Pro forma                           (0.80)           (0.07)           (0.58)

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.   COMMON STOCK OPTIONS (Continued)

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

     The Company has also established a non-employee directors' stock option plan under which 150,000 shares of common stock may be issued. Under this plan, eligible directors who have served twelve consecutive months are annually granted options to purchase 2,500 shares. Under the plan, options may be granted at an exercise price equal to the market value on the date of grant and are exercisable for a period not exceeding ten years from the date of grant.

     Summary information on stock options is as follows:

                                                 1998                        1997                      1996
                                        -----------------------    -----------------------    -----------------------
                                                      Weighted                   Weighted                   Weighted
                                                       Average                    Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                          Shares        Price        Shares        Price        Shares        Price
                                        ----------   ----------    ----------   ----------    ----------   ----------
       Outstanding,
         beginning of year                 503,300   $     1.48       229,800   $     2.25       135,300   $     2.32
       Granted                               7,500          .78       315,000         1.00       106,000         2.12
       Terminated                          (13,050)        1.34       (41,500)        2.07       (11,500)        1.86
                                        ----------   ----------    ----------   ----------    ----------   ----------
       Outstanding,
         end of year                       497,750   $     1.48       503,300   $     1.48       229,800   $     2.25
                                        ==========   ==========    ==========   ==========    ==========   ==========
       Options exercisable,
         end of year                       213,050   $     1.74       133,450   $     1.99       128,200   $     2.31
                                        ==========   ==========    ==========   ==========    ==========   ==========
       Weighted average fair
       value of options granted
       during the year                               $     0.49                 $     0.47                 $     1.21
                                                     ==========                 ==========                 ==========

     The weighted average remaining contractual life of options outstanding at February 28, 1998 is 7.5 years. Exercise prices for outstanding options at February 28, 1998 range from $0.78 to $4.00 per share.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  INCOME TAXES

     The Company has net operating loss, alternative minimum tax credit and business credit carryforwards for federal income tax purposes of approximately $8,660,000, $9,000 and $18,000, respectively, available for the reduction of future federal taxable income and income taxes. Net operating loss carryforwards begin expiring in fiscal 2005.

     The effective income tax rate, excluding extraordinary gains and discontinued operations for 1998, 1997 and 1996 differs from the statutory U.S. federal income tax rate due to the following:

                                                             1998                 1997                 1996
                                                            ------               -----                ------
          Tax  (benefit) based on statutory
            U.S. federal income tax rate                    (34.0)%              (34.0)%              (34.0)%
          Change in valuation allowance                      27.2                 28.2                 36.7
          Meals and entertainment                             3.7                  6.4                  1.9
          State and local tax effects                        (4.5)                (4.2)                (5.5)
          Amortization of goodwill                              -                  0.3                  0.1
          Writedown  of goodwill                              6.3                    -                    -
          Other                                               1.3                  3.3                  0.8
                                                            ------               -----                ------
          Effective rate                                        - %                  - %                  - %
                                                            ======               =====                ======

     Deferred income taxes are measured based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of February 28:

                                                        1998                     1997
                                                     ------------             ------------
          Deferred tax assets:
            Net operating loss carryforwards         $  3,464,000             $  2,210,000
            Inventory                                     238,000                  257,000
            Other                                         180,000                  239,000
                                                     ------------             ------------
          Total deferred tax assets                     3,882,000                2,706,000
          Valuation allowance                          (3,373,000)              (2,449,000)
                                                     ------------             ------------
          Net deferred tax assets                         509,000                  257,000
                                                     ------------             ------------
          Deferred tax liabilities:
            Property and equipment                       (505,000)                (252,000)
            Other                                          (4,000)                  (5,000)
                                                     ------------             ------------
          Total deferred tax liabilities                 (509,000)                (257,000)
                                                     ------------             ------------
           Net deferred tax assets and liabilities   $          -             $          -
                                                     ============             ============

Change in the valuation allowance equals the change in net deferred tax assets.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  INDUSTRY SEGMENT INFORMATION

     The Company has two operating segments which are in separate industries. The steel distribution and processing segment handles flat-rolled steel products for the automotive, truck and appliance industries. The waste management segment recycles paint wastes for companies in the automotive industry.

     Net sales by segment includes sales to unaffiliated customers and intersegment sales at prices which the Company believes approximate market. Intersegment sales represent services provided by the waste management segment for the steel distribution and processing segment. Corporate charges incurred on behalf of the segments are allocated based on the percentage of time devoted to segment business by corporate personnel. Operating profit (loss) by segment excludes unallocated general corporate expenses and net interest expense. Corporate assets consist primarily of cash and other short-term assets.

     Net sales of the steel distribution and processing segment include $10,101,000, $9,176,000 and $6,718,000 in 1998, 1997 and 1996,
     respectively, for slitting of coil steel for a steel stamping customer. The accounts receivable balances from this customer at February 28, 1998 and 1997 were approximately $2,074,000 and $2,075,000, respectively.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  INDUSTRY SEGMENT INFORMATION (Continued)

     The following summarizes the Company's operations and identifiable assets:

                                                            1998                      1997                    1996
                                                     ------------------         ----------------         ---------------
          Net sales:
           Steel distribution and processing         $      66,965,409          $    63,103,554          $   51,198,434
           Waste  management                                 3,718,580                3,417,070               3,533,514
           Eliminations                                              -                   (9,400)                (58,961)
                                                     ------------------         ----------------         ---------------
          Total net sales                            $      70,683,989          $    66,511,224          $   54,672,987
                                                     ==================         ================         ===============
          Operating profit (loss):
           Steel distribution and
             processing                              $       1,085,575          $     2,487,412          $      645,356
           Waste management                     (a)         (1,066,514)                (629,107)                127,131
                                                     ------------------         ----------------         ---------------
          Total operating profit (loss)         (a)             19,061                1,858,305                 772,487
           General corporate expenses                         (850,507)                (938,624)             (1,105,743)
           Interest expense - net                           (1,786,465)              (1,539,146)             (1,394,940)
                                                     ------------------         ----------------         ---------------
           Loss from continuing operations
           before income taxes and
           extraordinary gain                   (a)  $      (2,617,911)         $      (619,465)         $   (1,728,196)
                                                     ==================         ================         ===============
          Identifiable assets:
           Steel distribution and
             processing                              $      26,772,489          $    27,003,764          $   21,370,967
           Waste management                                  5,655,891                6,130,291               4,547,430
           Corporate and discontinued
            operations                                         739,202                  647,263                 695,293
           Eliminations                                       (243,036)                 (80,508)                (66,893)
                                                     ------------------         ----------------         ---------------
           Total assets                              $      32,924,546          $    33,700,810          $   26,546,797
                                                     ==================         ================         ===============


          (a) Includes costs of withdrawn registrations of $462,000 and $276,000 for 1998 and 1997, respectively.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  INDUSTRY SEGMENT INFORMATION (Continued)

                                                        1998                  1997                 1996
                                                  ------------         -------------        -------------
          Depreciation and amortization:
           Steel distribution and
            processing                            $    436,313         $     436,435        $     375,474
           Waste management                            389,724               338,690              248,062
           Corporate assets                             30,292                37,116               29,991
                                                  ------------         -------------        -------------
          Total depreciation and
           amortization                           $    856,329         $     812,241        $     653,527
                                                  ============         =============        =============
          Capital expenditures:
           Steel distributions and
            processing                            $    355,294         $     135,336        $   2,528,038
           Waste management                            315,732             2,193,270              133,770
           Corporate assets and
             discontinued operations                     3,505                 5,135              135,466
                                                  ------------         -------------        -------------
          Total capital expenditures              $    674,531         $   2,333,741        $   2,797,274
                                                  ============         =============        =============


12.  COSTS OF ABANDONED REGISTRATIONS

     During 1998 and 1997, the Company incurred expenses in conjunction with proposed initial public offerings of approximately 50% of a subsidiary which includes the Company's paint waste recycling operation. Due to weakness in the public market and to other matters, the planned offerings were ultimately abandoned. The Company charged to operations in the fourth quarters of fiscal 1998 and 1997 approximately $462,000 and $276,000, respectively, of legal, accounting and other costs related to the unsuccessful offerings. Such costs exclude the impact, if any, of certain services billed to the Company in amounts in excess of what management believes are reasonable under the circumstances. The ultimate settlement amount of these contested billings cannot be predicted and accordingly, no provision for additional costs, if any, have been made in the financial statements.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

13.  SUBSEQUENT EVENT

     In August 1998, the Company sold property and equipment located in Detroit, Michigan for $1,500,000 in cash, which resulted in a gain of approximately $960,000. The proceeds were used to pay off existing debt on the building and also to make payments against the Company's bank borrowings. The property and equipment sold were previously leased to the purchaser of the property. The purchaser is a company which is a stockholder in the Company and one of its subsidiaries. One of the Company's directors has a majority ownership position in the purchaser.


                                   * * * * *

                         MERIDIAN NATIONAL CORPORATION
                                   FORM 10-K

                               INDEX TO EXHIBITS


10.09   Employment Agreement of William D. Feniger, dated July 31, 1997.

21      List of Subsidiaries of Registrant

23.01   Consent of Independent Auditors

23.02   Consent of Independent Auditors

27      Financial Data Schedule