Form 10-Q
period 1998-05-31
MERIDIAN NATIONAL CORP
filed 1999-06-18
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14203

                          MERIDIAN NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                 34-1470518
     (State of Incorporation)                       (I.R.S. Employer
                                                  Identification Number)

       805 CHICAGO STREET, TOLEDO, OH                    43611
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number:  (419) 729-3918

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                      ---   ---

As of June 30,1998, 3,625,203 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   Financial Statements

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months ended May 31, 1998 may not be indicative of the results of operations for the year ending February 28, 1999. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998.

                          Meridian National Corporation
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                     ASSETS                                            May 31,     February 29,
                                                                        1998           1998
                                                                   ------------   --------------
Current assets:
  Cash                                                             $     25,026    $     21,260
  Accounts receivable                                                 9,162,313      11,219,600
  Inventories                                                        10,827,389      11,928,955
  Other current assets                                                  707,865         691,626
                                                                   ------------    ------------

Total current assets                                                 20,722,593      23,861,441

Property and equipment, at cost                                      12,879,039      12,637,771
  Less accumulated depreciation and amortization                      5,182,389       4,946,160
                                                                   ------------    ------------
                                                                      7,696,650       7,691,611


Other assets                                                          1,274,479       1,371,494
                                                                   ------------    ------------

Total assets                                                       $ 29,693,722    $ 32,924,546
                                                                   ============    ============



             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term bank borrowings                                       $ 12,733,812    $ 13,153,473
  Accounts payable and accrued liabilities                           11,961,398      14,024,728
  Current portion of long-term debt                                   4,009,544       4,194,241
                                                                   ------------    ------------

Total current liabilities                                            28,704,754      31,372,442
                                                                   ------------    ------------

Long-term debt due after one year:
  Related parties                                                       275,232         275,232
  Other                                                               2,549,872       2,708,143
                                                                   ------------    ------------
                                                                      2,825,104       2,983,375
                                                                   ------------    ------------

Total liabilities                                                    31,529,858      34,355,817
                                                                   ------------    ------------




Stockholders'  deficit:
  Preferred stock, $.001 par value, authorized 5,000,000 shares:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                               400,000         400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                             775,320         775,320

  Common stock, $.01 par value, authorized 20,000,000 shares,
    3,625,203 shares outstanding                                         36,252          36,252

  Additional paid in capital                                         10,950,845      10,950,845

  Accumulated Deficit                                               (13,998,553)    (13,593,688)
                                                                   ------------    ------------

        Total stockholders' deficit                                  (1,836,136)     (1,431,271)
                                                                   ------------    ------------

                                                                   $ 29,693,722    $ 32,924,546
                                                                   ============    ============


                             See accompanying notes.

                          Meridian National Corporation
                    Condensed Consolidated Income Statements

                                   (Unaudited)

                                                 Three Months Ended
                                                       May 31,
                                             -----------------------------
                                                  1998           1997
                                             ------------    ------------
Net sales                                    $ 15,829,978    $ 19,999,870
Costs of sales                                 14,339,204      17,720,334
                                             ------------    ------------
Gross margin                                    1,490,774       2,279,536

Other costs and expenses (income):
  Selling, general and administrative           1,474,279       1,786,080
  Interest expense                                480,576         428,639
  Minority interests                                   --         (44,290)
  Miscellaneous - net                             (68,216)        (94,283)
                                             ------------    ------------

Total other costs and expenses                  1,886,639       2,076,146
                                             ------------    ------------

Net (loss) income                            $   (395,865)   $    203,390
                                             ============    ============


(Loss) Earnings applicable to common stock   $   (424,247)   $    169,192
                                             ============    ============



(Loss) Earnings per common share -
   basic and fully diluted:                  ($      0.12)   $       0.05
                                             ============    ============


      Weighted average common
         shares outstanding                     3,488,278       3,488,278
                                             ============    ============





                             See accompanying notes.

                          Meridian National Corporation
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                       Three Months Ended
                                                                            May 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   ------------   ------------
Operating activities
  (Loss) Income from continuing operations                         $  (395,865)   $   203,390
  Adjustments to reconcile (loss) income to net cash
     used in continuing operating activities:
       Depreciation and amortization                                   256,775        215,772
       Minority interests                                                   --        (44,290)
       Changes in operating assets and liabilities:
          Accounts receivable                                        2,057,287        369,648
          Inventories                                                1,101,566     (1,058,050)
          Other current assets                                         (16,239)      (133,511)
          Accounts payable and accrued liabilities                  (2,063,330)      (111,655)
                                                                   -----------    -----------

             Net cash provided by (used in) operating activities       940,194       (558,696)

Investing activities
  Additions to property and equipment                                 (241,500)      (256,683)
  Changes in other assets                                               (8,924)       (60,264)
                                                                   -----------    -----------

             Net cash used in investing activities                    (250,424)      (316,947)

Financing activities
  (Payments) borrowings on notes payable                              (419,661)     1,153,569
  Payments on long-term debt                                          (257,343)      (269,593)
  Cash dividends paid                                                   (9,000)        (9,000)
                                                                   -----------    -----------

            Net cash (used in) provided by financing activities       (686,004)       874,976
                                                                   -----------    -----------

Increase (decrease) in cash and cash equivalents                         3,766           (667)

Cash at beginning of period                                             21,260         16,778
                                                                   -----------    -----------

Cash at end of period                                              $    25,026    $    16,111
                                                                   ===========    ===========



                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Related Party Transactions

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during each of the three months ended May 31, 1998 and 1997 approximated $64,000. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


         This Form 10-Q, other SEC filings, and other pronouncements made from time to time by the Company may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results may differ materially from those anticipated by such statements, as a result of a variety of factors, including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained herein will in fact transpire or prove to be accurate. The Company undertakes no responsibility to update any forward-looking statement that may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.


                              Results of Operations

                        First Quarter Ended May 31, 1998
                                   Compared to
                        First Quarter Ended May 31, 1997

First quarter sales of $15.8 million represented a 21% decrease from sales of $20.0 million reported in the same quarter of the prior year. The Company reported a net loss of $396,000 in the first quarter compared to net income of $203,000 in the same quarter last year. The Company's sales and earnings decline in the first quarter of fiscal 1999 results from a number of factors, including a major automotive strike, a general softening of market prices and margins in the steel industry, and continued development costs for the company's paint waste recycling subsidiary. These factors are further discussed below.


Steel Distribution and Processing Segment The Company's steel distribution and processing operations reported net sales of $14.9 million for the first quarter of fiscal 1999, a decrease of $4.3 million or 22% compared to the first quarter of the prior year. Due to the pervasive effects of a major automotive strike on the steel industry and many of the Company's customers and to the general decline in demand for steel products, the sales decrease was spread among all of the Company's steel distribution and processing operations.

Operating profits for this segment amounted to $312,000 for the first quarter of fiscal 1999, a decrease of $538,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 8.9% in the first quarter of fiscal 1999 compared to 10.5% in the prior year. The market for steel products softened during the first quarter of fiscal 1999 as demand for steel products declined. Gross margin percentages have decreased as steel costs have fallen from the prior year, and the Company has not been able to fully pass along the costs of inventory to its customers.

Waste Management Segment   This segment reflects the results of the operations
of the Company's paint waste recycling operation. Net sales for this segment increased slightly to $965,000 in the first quarter of fiscal 1999 from $860,000 in the first quarter of the prior year. For the past several years, this operation has operated at or near its processing capacity.

This segment reported a $126,000 operating loss for the first quarter of fiscal 1999, an increase in operating losses of $22,000 or 21% from the first quarter of the prior year. The operating results for this segment have been negatively impacted by costs incurred in the development and implementation of its second generation paint waste recycling technology, used in the Polymeric Recovery System. The Polymeric Recovery System will provide a 50% capacity increase to the existing operations. Utilization of the increased capacity is expected to remain low as a market for the sale of the recycled product is being developed, as discussed further in the Liquidity and Capital Resources section following.

Selling, General and Administrative Expenses   The $312,000 decrease in selling,
general and administrative expenses is primarily attributable to lower corporate personnel and administration costs in fiscal 1998.

Interest Expense   Interest expense increased $52,000 (or 12%) in the first
quarter of fiscal 1999. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the financing of the expansion of the paint waste recycling business.

                         Liquidity and Capital Resources

The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of May 31, 1998, the outstanding balance of the revolving credit line amounted to $12,734,000 which exceeded availability by $768,000. The bank has allowed the Company to borrow in excess of the amount available under the borrowing formula.

The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

EPI Technologies has recently installed the Polymeric Recovery System, a process which incorporates a new paint waste recycling technology. During the prior fiscal year, EPI Technologies completed financing totaling $2,350,000 with the lender that provides the Company's revolving credit line. The proceeds were used primarily to finance the construction of the Polymeric Recovery System. The debt requires monthly principal payments of $21,000. A final payment of $2,305,000 was due in March 1998. The Company has been unable to make the scheduled final payment, however, the bank has allowed the Company to continue the monthly installments of $21,000 plus interest. The Company is co-signer on the debt and an officer and stockholder of the Company has personally guaranteed the Company's entire borrowings from this lender.

The paint waste recycling technology incorporated in the Polymeric Recovery System is licensed from Aster, Inc. The license agreement grants an exclusive, worldwide (except Mexico) perpetual license for the use of the Aster technology. The license agreement requires payment of royalty fees to Aster based on pounds of paint waste processed with the new technology and pounds of the recycled product ("EPI-MER(TM)") sold. Technical and manufacturing services provided by Aster are paid for based on an hourly rate. Minimum monthly payments required under the agreement are $20,000. In March 1998 the Company reduced the amount of funding of the minimum monthly payments to approximately $10,000, with the balance of the minimum monthly payment to be satisfied by future deliveries of EPI-MER(TM).

The Company's current steel operations have historically operated profitably. However, the paint waste recycling business has generated increasing operating losses during fiscal 1997 and 1998. The increasing losses of the paint waste recycling business are largely due to the increased costs associated with the licensing of the technology and other costs related to the implementation of the Polymeric Recovery system. Management believes the future profitability of the paint waste recycling business is substantially dependent on the sale of EPI-MER(TM). To date, only nominal revenues have been generated from the Polymeric Recovery System and no EPI-MER(TM) has been sold. EPI is currently marketing EPI-MER(TM) to potential customers in the sealant, coating and adhesive industries. EPI's business strategy is to grow the business by developing a market for and selling EPI-MER(TM) for use as a lower cost replacement for traditional, virgin materials used in formulated products.

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

         - Management focus on its core steel processing and distribution business.
         - Closing or sale of operations which are unprofitable or do not fit the Company's strategic plans.
         -    Reduce certain operating costs and administrative costs.
         -    Renegotiate or refinance certain of its financial obligations.

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



                                    Year 2000

The Company uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. Such suppliers have confirmed to the Company that such products are Year 2000 compliant or will be in the near future. Consequently the Company does not expect to incur any significant costs to become Year 2000 compliant. The Company has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Company's significant suppliers or customers does not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not generated any disaster contingency plans related to the Year 2000 compliance issue, because operations are not heavily dependent on computer software, and management believes that alternative means of operating can be utilized in the event a Year 2000 problem occurs.

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

  (a)      Exhibits

  27.      Financial Data Schedule

  (b)      Reports on Form 8-K

      One report on Form 8-K was filed during the quarter ended May 31, 1998. A May 15, 1998 report was filed to disclose under Item 5, Changes in Registrant's Independent Accountant, the resignation of Ernst & Young LLP, the Company's independent accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERIDIAN NATIONAL CORPORATION
                                            (Registrant)





Date:  June 18, 1999                  By /s/ William D. Feniger
                                         ---------------------------------------
                                         William D. Feniger
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer


Date:  June 18, 1999                  By /s/ James L. Rosino
                                         ---------------------------------------
                                         James L. Rosino
                                         Vice President - Finance and
                                         Chief Financial Officer