Form 10-Q
period 1998-08-31
MERIDIAN NATIONAL CORP
filed 1999-06-18
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

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

As of September 30, 1998, 3,717,552 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   Financial Statements

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and six months ended August 31, 1998 may not be indicative of the results of operations for the year ending February 28, 1999. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998.

                          Meridian National Corporation
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                          ASSETS                                     August 31,     February 29,
                                                                       1998             1998
                                                                   ------------    -------------
Current assets:
  Cash                                                             $    801,229    $     21,260

  Accounts receivable                                                 6,613,619      11,219,600
  Inventories                                                        10,428,264      11,928,955
  Other current assets                                                  704,344         691,626
                                                                   ------------    ------------
Total current assets                                                 18,547,456      23,861,441

Property and equipment, at cost                                      10,832,171      12,637,771
  Less accumulated depreciation and amortization                      3,795,066       4,946,160
                                                                   ------------    ------------
                                                                      7,037,105       7,691,611

Other assets                                                          1,190,637       1,371,494
                                                                   ------------    ------------

Total assets                                                       $ 26,775,198    $ 32,924,546
                                                                   ============    ============



        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term bank borrowings                                       $ 11,827,986    $ 13,153,473
  Accounts payable and accrued liabilities                           10,674,551      14,024,728
  Current portion of long-term debt                                   3,810,893       4,194,241
                                                                   ------------    ------------
Total current liabilities                                            26,313,430      31,372,442
                                                                   ------------    ------------

Long-term debt due after one year:
  Related parties                                                       275,232         275,232
  Other                                                               2,051,064       2,708,143
                                                                   ------------    ------------
                                                                      2,326,296       2,983,375
                                                                   ------------    ------------

Total liabilities                                                    28,639,726      34,355,817
                                                                   ------------    ------------




Stockholders'  deficit:
  Preferred stock, $.001 par value, authorized 5,000,000 shares:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                               400,000         400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                             775,320         775,320

  Common stock, $.01 par value, authorized 20,000,000 shares,
    3,717,552 shares outstanding                                         37,176          36,252

  Additional paid in capital                                         10,998,866      10,950,845

  Accumulated Deficit                                               (14,075,890)    (13,593,688)
                                                                   ------------    ------------

        Total stockholders' deficit                                  (1,864,528)     (1,431,271)
                                                                   ------------    ------------

                                                                   $ 26,775,198    $ 32,924,546
                                                                   ============    ============


                             See accompanying notes.

                          Meridian National Corporation
                    Condensed Consolidated Income Statements

                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                                       August 31,                      August 31,
                                              ----------------------------    ----------------------------
                                                   1998           1997            1998            1997
                                              ------------    ------------    ------------   -------------
Net sales                                     $ 11,042,273    $ 16,144,015    $ 26,872,251    $ 36,143,885
Costs of sales                                  10,335,181      14,475,770      24,674,385      32,196,104
                                              ------------    ------------    ------------    ------------
Gross margin                                       707,092       1,668,245       2,197,866       3,947,781

Other costs and expenses (income):
  Selling, general and administrative            1,398,898       1,804,922       2,873,177       3,591,002
  Interest expense                                 452,895         487,703         933,471         916,342
  (Gain) loss on disposal of assets               (963,259)             --        (963,259)             --
  Minority interests                                    --         (52,310)             --         (96,600)
  Miscellaneous - net                             (162,059)        (96,592)       (230,275)       (190,875)
                                              ------------    ------------    ------------    ------------

Total other costs and expenses                     726,475       2,143,723       2,613,114       4,219,869

                                              ------------    ------------    ------------    ------------
Net (loss) income before extraordinary item        (19,383)       (475,478)       (415,248)       (272,088)
                                              ------------    ------------    ------------    ------------

Net loss                                      $    (19,383)   $   (475,478)   $   (415,248)   $   (272,088)
                                              ============    ============    ============    ============


Loss applicable to common stock               $    (53,581)   $   (511,993)   $   (483,644)   $   (342,801)
                                              ============    ============    ============    ============


Loss per common share -                       ------------    ------------    ------------    ------------
   basic and fully diluted:                   ($      0.01)   ($      0.15)   ($      0.13)   ($      0.10)
                                              ============    ============    ============    ============


      Weighted average common
         shares outstanding                      3,653,309       3,510,244       3,639,256       3,499,245
                                              ============    ============    ============    ============



                            See accompanying notes.

                          Meridian National Corporation
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                         Six Months Ended
                                                                            August 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   ------------   ------------
Operating activities
  Loss from continuing operations                                  $  (415,248)   $  (272,088)
  Adjustments to reconcile loss to net cash
     used in continuing operating activities:
       Depreciation and amortization                                   499,558        454,580
       Gain on asset disposal                                         (963,259)            --
       Minority interests                                                   --        (96,600)
       Changes in operating assets and liabilities:
          Accounts receivable                                        4,605,981      1,118,513
          Inventories                                                1,500,691       (778,126)
          Other current assets                                         (12,718)       (67,970)
          Accounts payable and accrued liabilities                  (3,350,177)    (1,270,092)
                                                                   -----------    -----------

             Net cash provided by (used in) operating activities     1,864,828       (911,783)

Investing activities
  Additions to property and equipment                                 (335,982)      (390,672)
  Changes in other assets                                              (18,880)      (100,782)
  Proceeds from disposals                                            1,482,676             --
                                                                   -----------     -----------

             Net cash provided by (used in) investing activities     1,127,814       (491,454)

Financing activities
  (Payments) borrowings on notes payable                            (1,325,487)     1,691,385
  Payments on long-term debt                                          (869,177)      (544,369)
  Proceeds from bridge note and bridge warrants                             --        275,000
  Cash dividends paid                                                  (18,009)       (18,008)
                                                                   -----------    -----------

            Net cash (used in) provided by financing activities     (2,212,673)     1,404,008
                                                                   -----------    -----------

Increase in cash and cash equivalents                                  779,969            771

Cash at beginning of period                                             21,260         16,778
                                                                   -----------    -----------

Cash at end of period                                              $   801,229    $    17,549
                                                                   ===========    ===========



                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)



1.  Sale of Property

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

2.  Related Party Transactions

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and six months ended August 31, 1998 approximated $64,000 and $128,000 respectively. Lease payments to these affiliates during the three months and six months ended August 31, 1997 amounted to $64,000 and $128,000 respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

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


                              Results of Operations

                      Second Quarter Ended August 31, 1998
                                   Compared to
                      Second Quarter Ended August 31, 1997

Second quarter sales of $11.0 million represented a 32% decrease from sales of $16.1 million reported in the same quarter of the prior year. The Company reported a net loss of $19,000 (after of a gain on sale of property of $963,000) in the second quarter compared to net loss of $475,000 in the same quarter last year. The Company's sales and earnings decline in the second quarter of fiscal 1999 results from a number of factors, including a major automotive strike, a general softening of market prices and margins in the steel industry, and continued development costs for the company's paint waste recycling subsidiary. These factors are further discussed below.

Steel Distribution and Processing Segment The Company's steel distribution and processing operations reported net sales of $10.0 million for the second quarter of fiscal 1999, a decrease of $5.2 million or 34% compared to the second quarter of the prior year. Due to the pervasive effects of a major automotive strike on the steel industry and many of the Company's customers and to the general decline in demand for steel products, the sales decrease was spread among all of the Company's steel distribution and processing operations.

Operating losses for this segment amounted to $380,000 for the second quarter of fiscal 1999, a decrease of $652,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 5.4% in the second quarter of fiscal 1999 compared to 9.4% in the prior year. The market for steel products softened further during the second quarter of fiscal 1999 as demand for steel products declined and supply of foreign steel increased. Gross margin percentages have decreased as steel costs have fallen from the prior year, and the Company has not been able to fully pass along the costs of inventory to its customers.

Waste Management Segment This segment reflects the results of the operations of the Company's paint waste recycling operation. Net sales for this segment increased slightly to $995,000 in the second quarter of fiscal 1999 from $940,000 in the second quarter of the prior year. For the past several years, this operation has operated at or near its processing capacity.

This segment reported a $115,000 operating loss for the second quarter of fiscal 1999, an improvement of $30,000 or 21% from the second quarter of the prior year. While improved due to increased sales, the operating results for this segment have been negatively impacted by costs incurred in the development and implementation of its second generation paint waste recycling technology used in the Polymeric Recovery System. The Polymeric Recovery System will provide a 50% capacity increase to the existing operations. Utilization of the increased capacity is expected to remain low as a market for the sale of the recycled product is being developed, as discussed further in the Liquidity and Capital Resources section following.

Selling, General and Administrative Expenses The $406,000 decrease in selling, general and administrative expenses in the second quarter is primarily attributable to lower corporate personnel and administration costs in fiscal 1999 when compared to the same quarter of fiscal 1998.

Interest Expense Interest expense decreased $35,000 (or 7%) in the second quarter of fiscal 1999. The Company's average outstanding borrowings fell as a result of the decrease in working capital requirements associated with the lower receivables as sales volume declined.

                        Six Months Ended August 31, 1998
                                   Compared to
                        Six Months Ended August 31, 1997

Sales of $26.9 million for the six months ended August 31, 1998 represented a 16% decrease from sales of $36.1 million reported in the same period of the prior year. The Company reported a net loss of $415,000 (net of a gain on sale of property of $963,000) in the first six months compared to net loss of $272,000 in the same period last year. The Company's sales and earnings decline in the first half of fiscal 1999 results from a number of factors, including a major automotive strike, a significant softening of steel market prices and margins in the steel industry, and continued development costs for the company's paint waste recycling subsidiary. These factors are further discussed below.

Steel Distribution and Processing Segment The Company's steel distribution and processing operations reported net sales of $24.9 million for the first half of fiscal 1999, a decrease of $9.4 million or 27% compared to the first half of the prior year. Due to the general decline in demand and pricing for steel products, and the effects of the automotive strike, sales decrease was spread among all of the Company's steel distribution and processing operations.

Operating losses for this segment amounted to $68,000 for the first half of fiscal 1999, a decrease of $1,189,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 7.5% in the first half of fiscal 1999 compared to 10.0% in same period of the prior year. The market for steel products softened further during the second quarter of fiscal 1999 as demand for steel products declined and supply of foreign steel increased. Gross margin percentages have decreased as steel costs have fallen from the prior year, and the Company has not been able to fully pass along the costs of inventory to its customers.

Waste Management Segment This segment reflects the results of the operations of the Company's paint waste recycling operation. Net sales for this segment increased slightly to $2,000,000 in the first half of fiscal 1999 from $1,800,000 in the same period of the prior year. For the past several years, this operation has operated at or near its processing capacity.

This segment reported a $241,000 operating loss for the first half of fiscal 1999, an improvement of $8,000 or 3% from the first half of the prior year. While improved slightly due to increased sales, the operating results for this segment have been negatively impacted by costs incurred in the development and implementation of its second generation paint waste recycling technology used in the Polymeric Recovery System. The Polymeric Recovery System will provide a 50% capacity increase to the existing operations. Utilization of the increased capacity is expected to remain low as a market for the sale of the recycled product is being developed, as discussed further in the Liquidity and Capital Resources section following.

Selling, General and Administrative Expenses The $718,000 decrease in selling, general and administrative expenses in the first half is primarily attributable to lower corporate personnel and administration costs in fiscal 1999 when compared to the same period of fiscal 1998.

Interest Expense Interest expense increased $17,000 (or 2%) in the first half of fiscal 1999. The Company's average outstanding borrowings rose as a result of the increase in working capital requirements associated with the lower margins and sales volumes.

                         Liquidity and Capital Resources

The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. The bank has permitted the Company to exceed the eligible borrowing amount based on the lending formula by $2,350,000 (the "overadvance"). As of August 31, 1998, the outstanding balance of the revolving credit line amounted to $11,828,000 and unused availability, after considering the allowed overadvance, amounted to $353,000.

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

The Company's current steel operations have historically operated profitably. However, the paint waste recycling business has generated increasing operating losses during fiscal 1998 and 1999. The increasing losses of the paint waste recycling business are largely due to the increased costs associated with the licensing of the technology and other costs related to the implementation of the Polymeric Recovery system. Management believes the future profitability of the paint waste recycling business is substantially dependent on the sale of EPI-MER(TM). To date, only nominal revenues have been generated from the Polymeric Recovery System and no EPI-MER(TM) has been sold. EPI is currently marketing EPI-MER(TM) to potential customers in the sealant, coating and adhesive industries. EPI's business strategy is to grow the business by developing a market for and selling EPI-MER(TM) for use as a lower cost replacement for traditional, virgin materials used in formulated products.

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

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

  (a)      Exhibits

  27.      Financial Data Schedule

  (b)      Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended August 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERIDIAN NATIONAL CORPORATION
                                               (Registrant)



Date:  June 18, 1999                   By /s/ William D. Feniger
                                          ---------------------------
                                          William D. Feniger
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer


Date:  June 18, 1999                   By /s/ James L. Rosino
                                          ---------------------------
                                          James L. Rosino
                                          Vice President - Finance and
                                          Chief Financial Officer