Form 10-Q
period 1998-11-30
MERIDIAN NATIONAL CORP
filed 1999-06-18
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

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

As of December 31, 1998, 3,717,552 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   Financial Statements

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and nine months ended November 30, 1998 may not be indicative of the results of operations for the year ending February 28, 1999. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998.

                          Meridian National Corporation
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                     ASSETS                                                           November 30,     February 29,
                                                                                          1998            1998
                                                                                     -------------    ------------
Current assets:
  Cash                                                                                $    810,894    $     21,260
  Accounts receivable                                                                    7,513,031      11,219,600
  Inventories                                                                            9,688,179      11,928,955
  Other current assets                                                                     727,645         691,626
                                                                                      ------------    ------------

Total current assets                                                                    18,739,749      23,861,441

Property and equipment, at cost                                                         10,861,787      12,637,771
  Less accumulated depreciation and amortization                                         4,016,526       4,946,160
                                                                                      ------------    ------------
                                                                                         6,845,261       7,691,611

Other assets                                                                             1,039,464       1,371,494
                                                                                      ------------    ------------

Total assets                                                                          $ 26,624,474    $ 32,924,546
                                                                                      ============    ============



             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term bank borrowings                                                          $ 12,062,033    $ 13,153,473
  Accounts payable and accrued liabilities                                              11,219,402      14,024,728
  Current portion of long-term debt                                                      3,731,040       4,194,241
                                                                                      ------------    ------------

Total current liabilities                                                               27,012,475      31,372,442
                                                                                      ------------    ------------

Long-term debt due after one year:
  Related parties                                                                          275,232         275,232
  Other                                                                                  1,791,433       2,708,143
                                                                                      ------------    ------------
                                                                                         2,066,665       2,983,375
                                                                                      ------------    ------------

Total liabilities                                                                       29,079,140      34,355,817
                                                                                      ------------    ------------



Stockholders'  deficit:
  Preferred stock, $.001 par value, authorized 5,000,000 shares:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                                                  400,000         400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                                                775,320         775,320

  Common stock, $.01 par value, authorized 20,000,000 shares,
    3,717,552 shares outstanding                                                            37,176          36,252

  Additional paid in capital                                                            10,998,866      10,950,845

  Accumulated Deficit                                                                  (14,666,028)    (13,593,688)
                                                                                      ------------    ------------

        Total stockholders' deficit                                                     (2,454,666)     (1,431,271)
                                                                                      ------------    ------------
                                                                                      $ 26,624,474    $ 32,924,546
                                                                                      ============    ============


                             See accompanying notes.

                          Meridian National Corporation
                    Condensed Consolidated Income Statements

                                   (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                 November 30,                   November 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------
Net sales                               $ 11,456,921    $ 16,895,054    $ 38,329,172    $ 53,038,939
Costs of sales                            10,318,880      15,456,438      34,993,265      47,652,542
                                        ------------    ------------    ------------    ------------
Gross margin                               1,138,041       1,438,616       3,335,907       5,386,397

Other costs and expenses (income):
  Selling, general and administrative      1,283,253       1,704,996       4,156,430       5,295,998
  Interest expense                           416,790         512,588       1,350,261       1,428,930
  (Gain) loss on disposal of assets           18,450              --        (944,809)             --
  Minority interests                              --              --              --         (96,600)
  Miscellaneous - net                            690         (84,604)       (229,586)       (275,479)
                                        ------------    ------------    ------------    ------------

Total other costs and expenses             1,719,183       2,132,980       4,332,296       6,352,849
                                        ------------    ------------    ------------    ------------

Net loss                                $   (581,142)   $   (694,364)   $   (996,389)   $   (966,452)
                                        ============    ============    ============    ============


Loss applicable to common stock         $   (615,340)   $   (728,562)   $ (1,098,983)   $ (1,071,363)
                                        ============    ============    ============    ============


Loss per common share -
   basic and fully diluted:             ($      0.17)   ($      0.20)   ($      0.30)   ($      0.30)
                                        ============    ============    ============    ============


      Weighted average common
         shares outstanding                3,717,552       3,555,708       3,695,042       3,517,929
                                        ============    ============    ============    ============





                             See accompanying notes.

                          Meridian National Corporation
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           November 30,
                                                                   ---------------------------
                                                                        1998           1997
                                                                   ------------   ------------
Operating activities
  Net loss                                                         $  (996,389)   $  (966,452)
  Adjustments to reconcile loss to net cash
     used in continuing operating activities:
       Depreciation and amortization                                   746,648        718,372
       Gain on asset disposal                                         (944,809)            --
       Minority interests                                                   --        (96,600)
       Changes in operating assets and liabilities:
          Accounts receivable                                        3,706,569        680,944
          Inventories                                                2,240,776       (659,214)
          Other current assets                                         (36,019)       (70,510)
          Accounts payable and accrued liabilities                  (2,805,326)      (338,453)
                                                                   -----------    -----------

             Net cash provided by (used in) operating activities     1,911,450       (731,913)

Investing activities
  Additions to property and equipment                                 (365,598)      (410,210)
  Changes in other assets                                               21,038       (404,995)
  Proceeds from disposals                                            1,464,226             --
                                                                   -----------    -----------

             Net cash provided by (used in) investing activities     1,119,666       (815,205)

Financing activities
  (Payments) borrowings on notes payable                            (1,091,440)     2,144,857
  Payments on long-term debt                                        (1,123,036)      (841,696)
  Proceeds from bridge note and bridge warrants                             --        275,000
  Cash dividends paid                                                  (27,006)       (27,008)
                                                                   -----------    -----------

            Net cash (used in) provided by financing activities     (2,241,482)     1,551,153
                                                                   -----------    -----------

Increase in cash and cash equivalents                                  789,634          4,035

Cash at beginning of period                                             21,260         16,778
                                                                   -----------    -----------

Cash at end of period                                              $   810,894    $    20,813
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


2.  Related Party Transactions

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during the three months and nine months ended November 30, 1998 approximated $64,000 and $192,000 respectively. Lease payments to these affiliates during the three months and nine months ended November 30, 1997 amounted to $64,000 and $192,000 respectively. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

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


                              Results of Operations

                      Third Quarter Ended November 30, 1998
                                   Compared to
                      Third Quarter Ended November 30, 1997

Third quarter sales of $11.5 million represented a 32% decrease from sales of $16.9 million reported in the same quarter of the prior year. The Company reported a net loss of $581,000 in the third quarter compared to net loss of $694,000 in the same quarter last year. The Company's sales decline in the third quarter of fiscal 1999 results mainly from a general softening of market prices and demand in the steel industry


Steel Distribution and Processing Segment   The Company's steel distribution and
processing operations reported net sales of $10.3 million for the third quarter of fiscal 1999, a decrease of $5.6 million or 35% compared to the third quarter of the prior year. Due to the pervasive effects of a major automotive strike on the steel industry and many of the Company's customers and to the general decline in demand for steel products, the sales decrease was spread among all of the Company's steel distribution and processing operations.

Operating income for this segment amounted to $69,000 for the third quarter of fiscal 1999, a decrease of $64,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 8.8% in the third quarter of fiscal 1999 compared to 7.9% in the prior year. The market for steel products softened further during the second quarter of fiscal 1999 as demand for steel products declined and supply of foreign steel increased. Gross margin percentages have recovered slightly as the Company's Chicago operation, which generated gross margin losses, was scaled back through the second quarter. Steel prices have fallen from the prior year, and the Company has not been able to fully pass along the costs of inventory to its customers.

Waste Management Segment   This segment reflects the results of the operations
of the Company's paint waste recycling operation. Net sales for this segment increased slightly to $1,119,000 in the third quarter of fiscal 1999 from $992,000 in the third quarter of the prior year. For the past several years, this operation has operated at or near its processing capacity.

This segment reported a $55,000 operating loss for the third quarter of fiscal 1999, an improvement of $100,000 or 64% from the third quarter of the prior year. The improvement is due to increased sales, as the operating expenses for this segment tend to remain relatively constant as processing volume varies.

Selling, General and Administrative Expenses   The $422,000 decrease in selling,
general and administrative expenses in the second quarter is primarily attributable to lower corporate personnel and administration costs in fiscal 1999 when compared to the same quarter of fiscal 1998.

Interest Expense   Interest expense decreased $96,000 (or 19%) in the third
quarter of fiscal 1999. The Company's average outstanding borrowings fell due to a decrease in steel purchases, and interest rates declined as well during the third quarter of fiscal 1999.


                       Nine Months Ended November 30, 1998
                                   Compared to
                       Nine Months Ended November 30, 1997

Sales of $38.3 million for the nine months ended November 30, 1998 represented a 28% decrease from sales of $53.0 million reported in the same period of the prior year. The Company reported a net loss of $996,000 (net of a gain on sale of property of $945,000) in the first nine months compared to net loss of $966,000 in the same period last year. The Company's sales and earnings decline in the first half of fiscal 1999 results from a number of factors, including a major automotive strike, a significant softening of steel market prices and margins in the steel industry, and continued development costs for the company's paint waste recycling subsidiary. These factors are further discussed below.

Steel Distribution and Processing Segment   The Company's steel distribution and
processing operations reported net sales of $35.2 million for the first three quarters of fiscal 1999, a decrease of $15.0 million or 30% compared to the first three quarters of the prior year. Due to the general decline in demand and pricing for steel products, and the effects of a major automotive strike in the summer, the sales decrease was spread among all of the Company's steel distribution and processing operations.

Operating income for this segment amounted to $1,000 for the first three quarters of fiscal 1999, a decrease of $1,254,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 7.9% in the first three quarters of fiscal 1999 compared to 9.3% in same period of the prior year. The market for steel products softened further during the third quarter of fiscal 1999 as demand for steel products declined and supply of foreign steel increased. Gross margin percentages have decreased as steel costs have fallen from the prior year, and the Company has not been able to fully pass along the costs of inventory to its customers.

Waste Management Segment   This segment reflects the results of the operations
of the Company's paint waste recycling operation. Net sales for this segment increased slightly to $3,100,000 in the first three quarters of 1999 from $2,800,000 in the same period of the prior year. For the past several years, this operation has operated at or near its processing capacity.

This segment reported a $296,000 operating loss for the first three quarters of fiscal 1999, an improvement of $108,000 or 27% from the same period of the prior year. This improvement is due primarily to the increase in sales as the cost of operating the equipment is relatively flat with processing volume variations while the plant continues to operate at or near capacity.

Selling, General and Administrative Expenses   The $1,139,000 decrease in
selling, general and administrative expenses in the first three quarters is primarily attributable to lower corporate personnel and administration costs in fiscal 1999 when compared to the same period of fiscal 1998.

Interest Expense   Interest expense decreased $79,000 (or 5%) in the first three quarters of fiscal 1999. The Company's average outstanding borrowings fell with decreases in steel pricing and purchases.

                         Liquidity and Capital Resources

The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. The bank has permitted the Company to exceed the eligible borrowing amount based on the lending formula by $2,350,000 (the "overadvance"). As of November 30, 1998, the outstanding balance of the revolving credit line amounted to $12,062,000 and unused availability, after considering the allowed overadvance, amounted to $562,000.

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