Form 10-K
period 1999-02-28
MERIDIAN NATIONAL CORP
filed 1999-06-21
CIK 717192

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 28, 1999

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
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes          No  X
                                             ----        ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1999, 3,717,552 shares of Meridian National Corporation common stock were outstanding, and the aggregate market value of voting stock (based upon the average bid and ask price on the OTC Bulletin Board) held by non-affiliates was approximately $422,000 for common stock and $142,000 for Series B convertible voting preferred stock.

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

     In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. This facility supplied steel products to primarily non-automotive markets. In the fourth quarter of fiscal year ended February 28, 1999, the Company significantly reduced its operations at this location due to continuing losses resulting from the inability to generate sufficient sales volume in this competitive market. The Company has sublet the facility to an unrelated company and either sold or transferred to the Company's location in Toledo, Ohio the steel service center equipment. The Company maintains a small sales office at this location.

     In 1989 the Company formed National Purification, Inc. ("National Purification") as a wholly-owned subsidiary to enter into a general partnership with Haden Purification, Inc. ("Haden Purification"). The partnership, EPI, was formed to own and operate one or more facilities for the recycling of paint waste using a proprietary paint waste drying system (DryPure/TM/) developed by Haden Environmental Corporation ("Haden Environmental"), an affiliate of Haden Purification, and for the marketing of the reclaimed solids. EPI's first paint waste recycling facility started commercial operations in March 1991. National Purification and Haden Purification were equal partners in EPI and were otherwise unaffiliated. In 1992 Haden Purification terminated and abandoned its interest in EPI, and EPI became wholly-owned by the Company through its subsidiaries National Purification and MEPI Corp. ("MEPI"), which was formed in 1992. In September 1995, EPI entered into a license agreement with Aster, Inc. ("Aster") which developed a new paint waste recycling process known as the Polymeric Recovery System (the "PRS system"). The Company completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 which utilizes the PRS system. In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $2,703,000 to write down certain assets and accrue certain liabilities related to the PRS system. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating and adhesive industries. The Company has been unable to market this product in a commercially viable manner and therefore will discontinue processing of paint waste through this system. The Company will continue to recycle paint waste using the DryPure(TM) system.

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

     Steel Distribution During fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997, 36%, 35% and 38%, respectively, of the Company's net sales were generated through its steel distribution operations. The Company's steel distribution operations involve purchasing, storing and reselling steel products in their original form. The Company acquires steel from domestic steel mills under various steel purchase programs. Some of these programs involve the purchase of steel which did not meet order specifications of customers of the steel mills for whom the steel was originally intended. The Company also acquires steel products from steel mills under excess steel purchase programs. In times of low steel consumption, steel mills will make offerings of steel to distributors to maintain higher production rates at the steel mills. Ottawa River Steel is among the oldest companies operating as a steel distributor and has attained a good reputation and name identification in its industry. Historically, Ottawa River Steel has maintained strong relationships with a number of steel mills. These relationships and a broad base of steel suppliers have historically allowed Ottawa River Steel access to steel supplies when steel availability within the industry has been limited due to high demand. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company in recent months has experienced a reduction in the availability of steel from its suppliers due to insufficient availability of cash and credit facilities to fulfill all of its steel purchasing needs.

     Steel Processing During fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997, 56%, 60% and 57%, respectively, of the Company's net sales were generated by processed steel products and processing services. The Company provides slitting, cut-to-length, and batch pickling for steel products. These services are provided to customers as a value-added process to the Company's inventory for sale to end-user customers or to customers for customer-owned material (toll processing).

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

     Customers The Company's steel distribution and processing services are marketed to the automotive, truck, building, appliance, furniture and agriculture industries and to companies servicing these industries in the upper midwest, as well as other areas east of the Mississippi River. The majority of North American car and truck final assembly plants and primary metal industries are located within a 500-mile radius of the Company's facilities. Sales to a steel stamping customer, Production Stamping, Inc., accounted for 12%, 14% and 14% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively.

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

     In September 1995, EPI entered into a license agreement with Aster which developed the PRS system. EPI completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 to commercialize the PRS system. In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $2,703,000 to write down certain assets and accrue certain liabilities related to the PRS system. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating and adhesive industries. The Company has been unable to market this product in a commercially viable manner and therefore will discontinue processing of paint waste through this system. The Company will continue to recycle paint waste using the DryPure(TM) system.


     Paint Waste Recycling 8% of the Company's net sales in the fiscal year ended February 28, 1999 and 5% in each of the fiscal years ended February 28, 1998 and 1997 was generated by the paint waste recycling business.

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

     The DryPure/TM/ process heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry, inert powder that represents a reduction in the volume of paint waste by up to 90%. Originally DryPure/TM/ systems were sold directly to automobile manufacturers which disposed of the resultant dry powder from the process in landfills. In the PRS system, patented technology is used to process paint waste in a reaction vessel under low heat to drive off the volatile organic compounds and moisture. The resin, pigment and fillers that remain are not cured but are further compounded with proprietary additives producing a putty-like material trademarked as EPI-MER(TM), a recycled product that can be formulated as an additive, plasticizer, resin extender or filler in vinyl or butyl adhesive and sealant applications. The formulated material has substantially the same performance characteristics as virgin materials but has a substantially lower formulation cost. The Company has not been able to sell any EPI-MER(TM), although the product is being tested by several sealant and adhesive manufacturers for automotive industry applications. Trials for other uses of any EPI-MER(TM) are also in process for non-automotive applications. Although testing and trials for this product are being conducted by prospective customers, the development of a market for this product is uncertain and therefore processing of paint waste through the PRS system will be discontinued.

     Acid Waste Recycling and Disposal In July 1996 the Company exited the business of recycling and disposal of spent acids when the property and equipment used in this business was sold. This business was in a decline as it was substantially dependent on one customer which ceased operations in March 1996.

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

      Raw Materials In the DryPure/TM/ system, trap rock (a small, inexpensive stone) is used to facilitate heat transfer, to keep paint waste from adhering to the equipment and to reduce the size of the EPI-PURE/TM/ particles. Trap rock is readily available at reasonable prices.

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

Employees

     As of May 31, 1999, the Company had 110 employees, of whom 76 were employed in steel distribution and processing (includes 23 leased employees), 28 were employed in waste management, with the remainder serving in executive and administrative capacities. Approximately 29 of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its own employees and with the leased employees presently employed at its facilities are good.

ITEM 2.     Properties

     The Company's corporate offices are located in Toledo, Ohio and occupy approximately one-half of an 8,500 square foot building pursuant to a lease with Greenbelt Associates which expired in February 1997 and is now leased on a month-to-month basis. Greenbelt is a general partnership owned by William D. Feniger, Yale M. Feniger and Real P. Remillard, who are current or former officers and/or stockholders in the Company. The Company leases the remainder of the building for the offices of its steel distribution and steel processing operations under identical terms and conditions. The monthly rent on each such lease is $3,672 at February 28, 1999.

     On a site adjacent to its corporate offices, the Company maintains office space and its active steel pickling operation in a 23,000 square foot building. Also on the site the Company utilizes an additional 45,000 square feet in a building for steel warehousing and a steel slitting operation. The facilities at this site, including an additional 60,000 square feet of outside storage space, is leased pursuant to a lease executed in July 1997 for an initial term of 120 months with Chicago Investors, with three additional one-year options. Chicago Investors is a general partnership which is owned, in turn, by two other partnerships. One of these partnerships is Champlain Investors, a general partnership, which is owned by William D. Feniger, and Yale M. Feniger. The other partnership is unrelated to the Company. The lease provides for a monthly rent of $14,255 through the June 30, 2007 lease termination date. The monthly rental for the option periods is $17,106. Chicago Investors has granted a mortgage secured by the leased premises to a bank. Should the debt service on this mortgage debt increase from the amount of debt service required as of the lease commencement date, the Company is obligated under the lease to pay, at the request of Chicago Investors, 50% of the increase in the debt service. Chicago Investors, under an oral arrangement, has agreed to defer the rental increase which was due to commence on March 1, 1998 and to maintain the monthly rent at $12,255, at the option of Chicago Investors. The Company also sub-leases another 22,000 square feet of warehouse space used for steel storage at this site from an affiliate of the unrelated partnership.

     The Company's steel service center in Detroit, Michigan is housed in two adjacent buildings situated on approximately two acres of land. The main building consists of 58,500 square feet, including 8,500 square feet of office space. The second building consists of 8,000 square feet and is being used for steel storage. This property is subject to a mortgage having an outstanding balance of $608,000 at February 28, 1999.

     In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana, which operated in a 60,000 square foot facility in a common building in an industrial park pursuant to a lease expiring in November 2001 with one renewal option of three years. As of December 15, 1998, the Company has sublet this facility to an unaffiliated company on substantially the same terms as those contained in the Company's lease. The Company maintains only a small sales office in the sublet space for a monthly rental of $500.

     In March 1996 the Company shut down a steel pickling operation in Detroit, Michigan. The Company leased the majority of this facility, encompassing 220,000 square feet, to a company which is a shareholder in the Company and whose majority owner is a director of Meridian National. This facility was subject to a lease purchase obligation covering industrial revenue bonds. In August 1998 the Company sold this facility and related equipment to the company which was leasing it pursuant to a purchase option contained in the lease, and paid off the remaining lease purchase obligation.

     The Company conducts its paint waste recycling operations in an 19,500 square foot building in Toledo, Ohio, which includes a 2,500 square foot addition completed in April 1997. This property, along with certain recycling equipment, is owned by EPI and is subject to a mortgage of which 50% of the obligation has been assumed by the former partner of EPI. EPI's obligation with respect to this mortgage was $682,000 at February 28, 1999.

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


ITEM 4.     Submission of Matters to Vote of Security Holders

     There were no matters submitted to a vote of security holders during the last quarter of the Company's fiscal year ended February 28, 1999.


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


Year ended February 28, 1999
----------------------------
        First Quarter                  $ .656  $.406
        Second Quarter                   .540   .406
        Third Quarter                    .406   .125
        Fourth Quarter                   .200   .125

Year Ended February 28, 1998           High      Low
----------------------------           ----      ---
        First Quarter                  $1.188  $.625
        Second Quarter                   .938   .625

             Third Quarter               1.563   .813
             Fourth Quarter              1.000   .125

     As of May 31, 1999 there were approximately 500 stockholders of record of the Company's Common Stock.

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


                                                           Year ended February 28 or 29
                                       ------------------------------------------------------------------------------------

                                       1999             1998            1997           1996             1995
                                       -----------------------------------------------------------------------------------
Operations Statement Data:

Net sales                            $49,291,003     $70,683,989     $66,511,224     $54,672,987      $50,638,763
Gross margin                           3,973,144       6,284,309       7,988,913       5,659,971        7,453,251
Loss from continuing operations
before extraordinary gain             (5,533,982)(4)  (2,617,911)(3)    (619,465)     (1,728,196)      (1,563,880)(2)
Net (loss) income                     (5,533,982)(4)  (2,617,911)(3)       4,392      (1,349,608)      (1,126,366)(2)
Loss applicable
   to common stock (1)                (5,657,700)(4)  (2,763,101)(3)    (131,967)     (1,479,370)      (1,262,744)(2)
Loss per common share -
   Basic and diluted :
      Loss from continuing operations
before extraordinary gain                 $(1.54)(4)      $(0.78)(3)      $(0.23)         $(0.71)          $(0.70)(2)
      Net loss                             (1.54)(4)       (0.78)(3)       (0.04)          (0.56)           (0.52)(2)
 Weighted average common shares:
       Basic                           3,678,082       3,532,195       3,241,349       2,638,126        2,423,864
       Diluted                         3,678,082       3,532,195       3,241,349       2,638,126        2,423,864

Balance Sheet Data:

Working capital (deficiency)        $(10,141,118)    $(7,511,001)   $(1,866,090)     $(1,443,113)      $1,254,643
Total assets                          22,122,626      32,924,546     33,700,810       26,546,797       26,627,261
Long-term debt                         1,169,705       2,983,375      6,586,293        6,847,416        6,602,417
Stockholders' (deficit) equity        (7,040,026)     (1,431,271)     1,198,162          546,581        1,767,098

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

(4) Includes a $2,702,764 charge or 73 cents per share, net of income tax, from restructuring charges.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and

Results of Operations

   As further discussed in Note 5 to the accompanying Consolidated Financial Statements, in July 1996 the Company sold all of the property and equipment of its waste acid recycling and disposal business. Accordingly, fiscal 1997 operating results for the Company have been restated to separately report the operating results of this discontinued operation. Discussions of results of operations that follow pertain only to continuing operations.


                             Results of Operations

     Year Ended February 28, 1999 Compared to Year Ended February 28, 1998

   Fiscal 1999 sales of $49.3 million represented a decrease of 30% from fiscal 1998 sales. The Company reported a net loss of $5.5 million for fiscal 1999 compared to a net loss of $2.6 million for fiscal 1998. The fiscal 1999 loss includes $2.7 million of restructuring charges related to the paint waste recycling business, as further discussed below. The steel operations were adversely affected by a number of factors, including a major automotive strike in the summer of 1998 and an overabundance of steel product on the market, due in part to the flooding of the U.S. steel market with low-price foreign steel.


Steel Distribution and Processing Segment The Company's steel distribution and processing operations reported net sales of $45.4 million for fiscal 1999, a decrease of $21.5 million or 32% from the prior year. The sales decrease resulted primarily from the pervasive effects on the steel industry and many of the Company's customers of a major automotive strike in the summer of 1998. Also a sharp decline in demand for steel products at reasonable pricing was experienced in the latter half of the fiscal year as a result of the large supply of low-priced foreign steel entering the domestic steel market.

   Operating profits for this segment amounted to $12,000 for fiscal 1999, a decrease of $1,074,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 7.4% in fiscal 1999 compared to 8.2% in the prior year. Gross margin percentages have decreased due to pricing pressures resulting from a softening of demand in the steel markets.

Waste Management Segment   This segment reflects the results of the operations
of the Company's paint waste recycling operation. Net sales for paint waste recycling increased slightly to $3,872,000 in fiscal 1999 from $3,719,000 in the prior year. For the past several years, this business has operated at or near its processing capacity.

   This segment reported a $3,174,000 operating loss for fiscal 1999, compared to a $1,067,000 operating loss for the prior year. The operating results for this segment includes operating costs related to the commencement of the start-up period for the Polymeric Recovery System, which uses the new paint waste recycling technology. In fiscal 1999, the Company recorded restructuring charges of $2,703,000 to write down certain assets, principally impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating and adhesive industries. The Company has been unable to market this product in a commercially viable manner and therefore will discontinue processing of paint waste through this system. The operating loss in fiscal 1998 also includes $462,000 of costs written off relating to a proposed public offering for this segment. The funding for this expansion was to have been provided from the proceeds of an initial pubic offering of an approximate 50% interest in EPI Technologies. The proposed offering was abandoned due to weakness in the public market for the offering and other matters

Selling, General and Administrative Expenses   The $1,090,000 decrease in
selling, general and administrative expenses is primarily attributable to reduced personnel and administration costs in response to the significant decline in the Company's sales in fiscal 1999 and the closing of the steel processing center in Gary, Indiana.

Interest Expense   Interest expense decreased $66,000 or 4% in fiscal 1999.  The decrease is due primarily to lower interest rates during fiscal 1999.

     Year Ended February 28, 1998 Compared to Year Ended February 28, 1997

   Fiscal 1998 sales of $70.7 million represented record sales volume. The sales increase of 6% over fiscal 1997 was primarily the result of continued growth of the Company's steel processing operations.

   Despite the continued growth in sales, the Company's loss from continuing operations before extraordinary gain increased to $2,618,000 in fiscal 1998 from $619,000 in the prior year. Significant factors contributing to the increased loss included smaller gross margins generated from the steel operations, continued costs associated with the expansion of the paint waste recycling operations, and a 12% increase in financing costs. Additionally, expenses amounted to $462,000 in fiscal 1998 and $276,000 in fiscal 1997 were incurred in conjunction with abandoned public offerings of the Company's paint waste recycling operations as further discussed below.

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

   This segment reported a $1,067,000 operating loss for fiscal 1998, compared to a $629,000 operating loss for the prior year. The operating results for this segment includes costs incurred in the development and implementation of a new paint waste recycling technology and, in fiscal 1998, operating costs related to the commencement of the start-up period for the Polymeric Recovery System, which uses the new paint waste recycling technology. The operating loss also includes $462,000 in fiscal 1998 and $276,000 in fiscal 1997 of costs written off relating to proposed public offerings for this segment in each year. The funding for this expansion was to have been provided from the proceeds of an initial pubic offering of an approximate 50% interest in EPI Technologies. The proposed offerings were abandoned due to weakness in the public market for the offerings and other matters

Selling, General and Administrative Expenses   The $259,000 decrease in selling,
general and administrative expenses is primarily attributable to lower corporate personnel and administration costs in fiscal 1998.

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

                        Liquidity and Capital Resources

   The Company had a $10,141,000 working capital deficit at February 28, 1999, reflecting a $2,630,000 decrease in working capital from February 28, 1998. This decrease results from the funding of losses generated during fiscal 1999. Certain components of working capital, including accounts receivable, inventories, notes payable and accounts payable, historically may fluctuate significantly based upon market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

   The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. During fiscal 1999, the bank permitted the Company to exceed the eligible borrowing amount based on the lending formula by $2,350,000 (the "overadvance"). As of February 28, 1999, the outstanding balance of the revolving credit line amounted to $11,812,000 and unused availability, after considering the allowed overadvance, amounted to $900,000. The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

   In addition to the revolving credit line facility, the bank has previously provided financing which primarily funded the purchase and installation of the PRS system. This financing was intended to be interim financing until the Company was able to provide permanent funding anticipated to be raised through an initial public offering of the Company's paint waste business. The Company was unable to complete the public offering and therefore was unable to make the final scheduled payment due to the bank in March 1998 of $2,035,000. The bank has allowed the Company to continue to make monthly principal payments on the debt of $21,000 plus interest. The outstanding obligation under this financing amounted to $1,783,000 at February 28, 1999.

   As a result of the Company's inability to make payment of sums due and maintain the terms and covenants of the original loan agreements, the Company entered into a forbearance agreement with the bank in May 1999, expiring on June 30, 1999. Under the terms of the forbearance agreement, the bank has required the Company to reduce the permitted overadvance by applying approximately $800,000 the Company held in a certificate of deposit, which represented a portion of the proceeds from the sale of a building earlier in the year. Also on June 15, 1999, the allowed overadvance was reduced an additional $50,000, bringing this amount of allowed overadvance to approximately $1,500,000. During the forbearance period the bank has agreed not to exercise its right to demand immediate payment of obligations due, and the right to foreclose, take possession of, and liquidate all collateral. The bank also will not enforce the default interest rate during the forbearance period. The Company has requested from the bank an extension of the June 30, 1999 expiration of the forbearance period. The bank has not granted such an extension and there can be no assurance such extension will be granted.

   As a result of losses incurred, requirements for servicing the Company's debt financings and the large working capital deficiency, the Company's cash flow generated from operations and availability under the revolving credit line with the bank has been inadequate to timely meet the Company's obligation to its suppliers. In recent months, the availability of steel product from suppliers has been reduced impacting the Company's ability to obtain sufficient inventory and resulting in lower sales volume for the steel distribution business.

   As a result of the foregoing and other issues, there exists substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company having sufficient funds available to meet its financing requirements and to generate sufficient revenues to sustain operations and operate at a profitable level. The Company has taken a number of actions to improve its operating results, including closing down unprofitable operations.

   Management's future plans with regards to these matters include:

 .  Renegotiation or refinancing obligations with its primary lender.

 . Assess current and future opportunities, which may include outside debt infusion, raising additional equity capital or the sale or merger of all or part of the Company's operations.

 .  Continued focus on its core steel processing and distribution business.

 .  Reduce operating and administrative costs.


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


William D. Feniger, age 52       Chairman of the Board of Directors and Chief
                                 Executive Officer since August 1995. President since March 1991.

Wayne Gardenswartz, age 52       Director since August 1985. Mr. Gardenswartz is
                                 a certified public accountant and has been a partner in the accounting firm of Gardenswartz
                                 & Suber, P.C., Denver, Colorado, for more than the past five years .

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

James L Rosino, age 44           Chief Financial Officer and Vice President-
                                 Finance since February 1996. Secretary and
                                 Treasurer since May 1996. Mr. Rosino served as
                                 Corporate Controller from May 1988 through
                                 February 1996.


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

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to the fiscal year ended February 28, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that each of Messrs. Feniger, Gardenswartz, Slade and Berman had one late filing related to the issuance of stock options and Mr. Feniger had one late filing related to a purchase of 30,000 shares of common stock.


ITEM 11.     Executive Compensation

   The following table sets forth the annual and long-term compensation paid or accrued by the Company for the three fiscal years ended February 28, 1999, 1998 and 1997. for the Company's Chief Executive Officer.

                                                                                  Long-Term             All Other
                                         Annual Compensation                     Compensation          Compensation
                                         -------------------                     ------------          ------------
                                                                           Restricted
Name and                                                     Other Annual    Stock        Options
Principal Position          Year       Salary       Bonus    Compensation    Awards     (in shares)
------------------          ----       ------       -----    ------------  ----------   -----------

William D. Feniger          1999     $230,000        ---          ---         ---           ---          $3,364
Chairman, President         1998     $240,000        ---          ---         ---           ---          $4,529
and Chief Executive         1997     $193,325        ---          ---         ---       200,000          $6,581
Officer


Employment Agreements

          William D. Feniger has an employment agreement with the Company, which extends to July 31, 2002. The agreement provides for automatic renewals for an additional 12 months upon each anniversary date of the agreement. Commencing July 31, 2002 and on each anniversary date thereafter, the agreement provides for termination of employment by either party upon not less than 120 days prior
written notice.   The agreement provides that Mr. Feniger is to receive such annual salary as may be determined by the Board of Directors, plus employment privileges and benefits but in no event is the annual salary to be lower than $240,000. Mr. Feniger's annual salary, as part of a cost reduction program implemented by the Company's management effective May 1998, was reduced from $240,000 to $228,000 indefinitely. The agreement also provides that in the event of Mr. Feniger's death during the term of the employment agreement, the current salary is to be continued by payment for three years to Mr. Feniger's surviving spouse while she is living, otherwise to his estate. In the event of Mr. Feniger's permanent disability, the agreement provides for a continuation of salary for a period of 12 months, less, however, any payments received by Mr. Feniger directly from any insurer under any insurance policy of health or disability, the premiums for which have been paid by the Company.

Option Exercises and Fiscal 1999 Year End Values

          The following table sets forth information with respect to (i) options to purchase shares of the Company's Common Stock granted under the Company's Stock Option Plan, which were exercised by the named executive officers during fiscal 1999, and (ii) unexercised options to purchase shares of the Company's Common Stock granted under the Company's Stock Option Plan to the named executive officers and held by them at February 28, 1999.


                                                                         Value of Unexercised
                                             Unexercised Options         In-the-Money Options
                                               Held at 2/28/99              at 2/28/99 (1)
                                             --------------------       ----------------------
                         Shares
                        Acquired
                          on
Name                   Exercise  Realized  Exercisable  Unexercisable  Exercisable    Unexercisable
----                   --------  --------  -----------  -------------  -----------    -------------
William D. Feniger       ---       ---      128,000        132,000        (2)              (2)

(1) The dollar values are calculated by determining the difference between the fair market value of the shares of the Company's Common Stock underlying the options and the exercise price of such options at February 28, 1999.

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

          For the plan year ended February 28, 1999, the Company made a matching contribution to the account of William D. Feniger in the amount of $289 under the 401(k) Plan. The Company made no discretionary contribution to the 401(k) Plan during fiscal year ended February 28, 1999. Mr. Feniger is fully vested.


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

ITEM 12.     Security Ownership of Management and Certain Beneficial Owners

Security Ownership of Management

          The following tables set forth information, as of May 31, 1999, regarding the beneficial ownership of each director of the Company, each named executive officer and all current directors and executive officers of the Company as a group, of the Company's Common Stock. None of such persons beneficially owns any of the Company's Series B Preferred Stock. Additionally, there are 4,000 shares of non-voting $100 Series A Preferred Stock ("Series A Stock"), $.001 par value, of the Company outstanding as of May 31, 1999, of which William D. Feniger owns 1,334 shares.

   Officers and Directors
   ----------------------
                                                      Number of Shares                   Percentage
     Name of Beneficial Owner                        Beneficially Owned (1)              Ownership
     ------------------------                       -----------------------              ---------
     William D. Feniger                                  993,802 (2)(3)(4)                  25.4%
     Wayne Gardenswartz                                   32,865 (5)(6)                      *
     Jeffrey A. Slade                                     17,500 (5)                         *
     Larry Berman                                        295,581 (5)(7)                      7.9%
     All directors and executive                       1,363,748 (8)                        34.1%
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

(4) Includes options held by William D. Feniger granted under the Stock Option Plan to purchase 176,000 shares which are exercisable currently.

(5) Includes options to purchase 30,500 shares granted to Wayne Gardenswartz, 17,500 shares granted to Jeffrey A. Slade and 15,000 shares granted to Larry Berman under the Directors' Plan, which are exercisable currently.

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

Other Principal Stockholders

     As of May 31, 1999, the following person, other than the directors and officers of the Company (or their affiliates), is known to be a beneficial owner of more than 5% of the outstanding shares of Common Stock:


     5% Holders
     ----------

     Name and Address           Number of Shares           Percentage
     Beneficial Owner           Beneficially Owned         Ownership
     ----------------           ------------------         ---------

     George Hofmeister               272,921                   7.3%
     700 Highland Road
     Salem, OH  44460


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

     The Convertible Subordinated Note payable to William D. Feniger, having a balance of $275,232 at February 28, 1999, bears interest at a rate equal to 9% per annum. Mr. Feniger agreed to defer the principal payment on the Note to March 1, 2000. The outstanding principal balance of the Note held by Mr. Feniger is convertible, at his option, into Common Stock, at any time, at a conversion price of $15.60 per share. In May 1996 the Board of Directors authorized the issuance to Mr. Feniger of 600,000 shares of the Corporation's Common Stock in exchange for a $300,000 reduction of the Convertible Subordinated Note held by Mr. Feniger, which balance in May 1996 was $596,822. The Company, as of May 31, 1996, reduced the principal amount of the Convertible Subordinated due to William D. Feniger by an additional $21,590, by way of an offset for principal and interest due on the notes payable to the Company by Mr. Feniger as disclosed below. The Company has agreed, at its expense, to register under the Securities Act of 1933, on one occasion, and at the expense of the holder of such Convertible Subordinated Note on other occasions, the Convertible Subordinated Note and/or the underlying securities at the request of the holder thereof. The Company has also agreed to certain "piggy-back" registration rights for the Convertible Subordinated Note and the securities issuable on exercise thereof.

     At the end of fiscal year 1999, William D. Feniger was indebted to the Company in the amount of $109,581 which consisted of $93,400 evidenced by notes receivable and $16,181 of accrued interest on the notes. The first note, in an original amount of $97,000, was executed in May 1994 and bears interest at 6% and requires annual principal payments of $5,000. A second note for $6,400 was executed in November 1994 and bears interest at 6%. At May 31, 1996, the principal payments and interest payments due on the notes were offset by payments owed by the Company to Mr. Feniger under the Convertible Subordinated Note as disclosed above. The final maturities of these notes receivable will be extended to May 31, 2000.

     The Company and one of its subsidiaries lease office space in Toledo, Ohio, pursuant to two separate lease agreements with Greenbelt Associates, a general partnership in which Messrs. William D. Feniger and Yale M. Feniger, a former executive officer and shareholder of the Company, are general partners. William
D. Feniger and Yale M. Feniger own a controlling interest in the partnership. Each lease expired on February 14, 1997 and the properties are now leased on a month-to-month basis. During the year ended February 28, 1999, the Company paid $67,025 to Greenbelt Associates.

     The Company leases plant and office space, including some equipment, in Toledo, Ohio for certain of its processing and storage operations pursuant to two separate lease agreements with Chicago Investors, a general partnership. Champlain Investors, also a general partnership, has 50% interest in Chicago Investors. William D. Feniger and Yale M. Feniger own Champlain Investors. One of the leases, entered into on July 1, 1997, has an initial term of 120 months with options to renew for three one-year periods upon certain conditions. The lease provides for monthly rent of $12,255 through February 28, 1998 and monthly rent of $14,255 from March 1, 1998 through the lease termination date, June 30, 2007. The monthly rent for each of the renewal options is $17,106. Chicago Investors has granted a mortgage secured by the leased premises to a bank. Should the debt service on this mortgage debt increase from the amount of debt service required as of the lease commencement date, the Company is obligated under the lease to pay, at the request of Chicago Investors, 50% of the increase in the debt service. Chicago Investors, under an oral arrangement, has agreed to defer the rental increase which was due to commence on March 1, 1998 and to maintain the monthly rent at $12,255 at the option of Chicago Investors. The Company also leases a 14,000 square foot building from Chicago Investors pursuant to a lease, which became effective March 1, 1996. The lease expired on February 28, 1998 and is now extended pursuant to three one-year option periods extending to February 28, 2001. This lease provides for monthly rental of $1,375 through February 1998 at which time the rent was scheduled to increased to $1,550 per month, subject to annual increases thereafter. In December 1996, Chicago Investors agreed to reduce the rents, at its option, to the present rental of $1,175 per month. During the year ending February 28, 1999, the Company paid $118,591 to Chicago Investors pursuant to these arrangements.

     On June 1, 1995 National Metal Processing, Inc., a wholly-owned subsidiary of the Company, and MNP Corporation entered into a three-year lease pursuant to which MNP leases space from the Company. Larry Berman, a director of the Company, is the majority stock- holder and Chairman of the Board and President of MNP Corporation. The annual rental is $271,514. In August 1998, MNP Corporation exercised an option to purchase the facility and property adjacent to the facility for an aggregate purchase price of $1,500,000, which resulted in a gain by the Company of approximately $960,000.

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

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Documents filed as part of this report:

          1. The following consolidated financial statements of the Company are submitted pursuant to the requirements of ITEM 8:

              Reports of Independent Auditors                          F-1, F-2

              Consolidated Balance Sheets at February 28, 1999
              and February 29,1998                                     F-3

              Consolidated Statements of Operations for each of
              the three years in the period ended February 28, 1999    F-5

              Consolidated Statements of Stockholders' (Deficit)
              Equity for each of the three years in the period
              ended February 28, 1999                                  F-6

              Consolidated Statements of Cash Flows for each of
              the three years in the period ended February 28, 1999    F-7

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

     10.01(u) Forbearance Agreement, dated May 7, 1999, among the Company, certain of its subsidiaries and National Bank of Canada.

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

     10.09* Employment Agreement of William D. Feniger, dated July 31, 1997 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1998).

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

     10.15(d) Second Lease Amendment dated December 15, 1998, between Ottawa River Steel Co., Meridian National Corporation and Great Lakes Industrial Partners L.P.

     10.15(e) Sublease Agreement, effective as of December 15, 1998, between Ottawa River Steel Co. and Centennial Steel Processing, LLC.

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

     10.18(a) Cognovit Demand Promissory Note for $618,000, dated February 4, 1999, of Ottawa River Steel Co. to William D. Feniger.

     10.18(b) Open-end Mortgage, dated February 4, 1999, between Ottawa River Steel Co. and William D. Feniger.

     10.18(c) Security Agreement, dated February 4, 1999, between Ottawa River Steel Co. and William D. Feniger.

     21              List of Subsidiaries of Registrant

     23.01           Consent of Independent Auditors

     23.02           Consent of Independent Auditors

     27              Financial Data Schedule



(b)  Reports filed on Form 8-K.

     There were no reports filed on Form 8-K during the fourth quarter of the Company's 1999 fiscal year.
________________________

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

       Signature                         Title                        Date
       ---------                         ------                       ----


/s/ William D. Feniger            Chairman of the Board           June 18, 1999
---------------------------       of Directors, President
William D. Feniger                and Chief Executive Officer
                                  (Principal Executive Officer)


/s/ James L. Rosino               Vice President - Finance        June 18, 1999
---------------------------       (Principal Financial and
James L. Rosino                   Accounting Officer)



/s/ Wayne Gardenswartz            Director                        June 18, 1999
---------------------------
Wayne Gardenswartz


/s/ Jeffrey A. Slade              Director                        June 18, 1999
---------------------------
Jeffrey A. Slade


/s/ Larry Berman                  Director                        June 18, 1999
---------------------
Larry Berman

                          INDEPENDENT AUDITORS' REPORT

June 18, 1999

To the Board of Directors and Stockholders
MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES
Toledo, Ohio

We have audited the accompanying consolidated balance sheets of Meridian National Corporation and Subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian National Corporation and Subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained losses in recent years, has a working capital deficiency and total liabilities exceed total assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         Rehmann Robson P.C.
                                         Farmington Hills, MI

                        Report of Independent Auditors


The Board of Directors and Stockholders
Meridian National Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Meridian National Corporation for the year ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Meridian National Corporation's operations and its cash flows for the year ended February 28, 1997, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Toledo, Ohio
June 20, 1997


                                   MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                            ASSETS                                                       February 28
                                                                           -----------------------------------------
                                                                              1 9 9 9                    1 9 9 8
                                                                           -----------                --------------
Current assets
 Cash and cash equivalents                                                 $   825,437                $       21,260
 Accounts receivable, net of allowance  for doubtful
  accounts of $448,000 ($149,500 in 1998)                                    8,021,764                    11,219,600
 Inventories                                                                 8,281,272                    11,928,955
 Other current assets                                                          723,356                       691,626
                                                                           -----------                --------------
Total current assets                                                        17,851,829                    23,861,441
                                                                           -----------                --------------

Property and equipment, at cost:
 Buildings, building improvements and
  leasehold improvements                                                     1,263,209                     2,988,916
 Machinery and equipment                                                     4,825,722                     8,382,085
 Office furniture and equipment                                                815,466                       887,657
 Land and land improvements                                                    163,592                       179,085
 Construction in progress                                                       26,350                       200,028
                                                                           -----------                --------------
                                                                             7,094,339                    12,637,771
 Less accumulated depreciation and amortization                              3,514,601                     4,946,160
                                                                           -----------                --------------

Net property and equipment                                                   3,579,738                     7,691,611
                                                                           -----------                --------------
Other assets                                                                   691,059                     1,371,494
                                                                           -----------                --------------







Total assets                                                               $   22,122,626              $  32,924,546
                                                                           =============               =============



The accompanying notes are an integral part of these consolidated financial statements.


-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 February 28
                                                                      ---------------------------------------
                                                                         1 9 9 9                  1 9 9 8
                                                                      -------------            -------------
Current liabilities
 Short-term bank borrowings                                           $  11,811,627            $  13,153,473
 Accounts payable and accrued liabilities                                12,528,463               14,024,728
 Current portion of long-term debt:
  Loans payable affiliate                                                   607,811                4,194,241
  Other                                                                   3,045,046                      -
                                                                      -------------            -------------
Total current liabilities                                                27,992,947               31,372,442
                                                                      -------------            -------------

Long-term debt due after one year:
 Affiliate                                                                  275,232                  275,232
 Other                                                                      894,473                2,708,143
                                                                      -------------            -------------
Total long-term debt due after one year                                   1,169,705                2,983,375
                                                                      -------------            -------------
Total liabilities                                                        29,162,652               34,355,817
                                                                      -------------            -------------

Commitments and contingencies (Note 7)

Stockholders' deficit:
 Preferred stock, $.001 par value,
   authorized 5,000,000 shares:
  $100 Series A, 5,000 shares authorized,
   4,000 shares issued and outstanding                                      400,000                  400,000
  $3.75 Series B, 1,375,000 shares authorized,
   206,752 shares issued and outstanding                                    775,320                  775,320
 Common stock, $.01 par value, authorized 20,000,000
   shares, issued and outstanding, 3,717,552 shares
    (3,625,203 in 1998)                                                      37,176                   36,252
 Additional paid in capital                                              10,998,866               10,950,845
 Accumulated deficit                                                    (19,251,388)             (13,593,688)
                                                                      -------------            -------------
Total stockholders' deficit                                              (7,040,026)              (1,431,271)
                                                                      -------------            -------------
Total liabilities and stockholders' deficit                           $  22,122,626            $  32,924,546
                                                                      =============            ============


                                          MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------

                                                                                 Year Ended February 28
                                                           -------------------------------------------------------------------
                                                              1 9 9 9                        1 9 9 8              1 9 9 7
                                                           --------------                --------------        ---------------
Net sales                                                  $   49,291,003                $   70,683,989        $    66,511,224
Cost of sales                                                  45,317,859                    64,399,680             58,522,311
                                                           --------------                --------------        ---------------
Gross margin                                                    3,973,144                     6,284,309              7,988,913
                                                           --------------                --------------        ---------------

Other costs and expenses (income):
 Selling, general and administrative                            5,811,642                     6,901,510              7,160,131
 Interest                                                       1,720,719                     1,786,465              1,594,788
 Restructuring charges                                          2,702,764                           -                     -
 Gain on disposal of property
  and equipment                                                  (501,327)                          -                     -
 Cost of abandoned registrations                                     -                          462,414                275,908
 Minority interests                                                  -                          (96,600)              (101,189)
 Miscellaneous - net                                             (226,672)                     (151,569)              (321,260)
                                                           --------------                --------------        ---------------
Total other costs and expenses                                  9,507,126                     8,902,220              8,608,378
                                                           --------------                --------------        ---------------

Loss from continuing operations before
 extraordinary gain                                            (5,533,982)                   (2,617,911)              (619,465)

Discontinued operations:
 Income from operations                                              -                              -                   90,924
 Gain upon disposal                                                  -                              -                  203,654
                                                           --------------                --------------        ---------------
Loss before extraordinary gain                                 (5,533,982)                   (2,617,911)              (324,887)

Extraordinary gain on early
 extinguishment of debt                                              -                              -                  329,279
                                                            -------------                --------------        ---------------
Net (loss) income                                           $  (5,533,982)               $   (2,617,911)       $         4,392
                                                            =============                ==============        ===============
Loss applicable to common stock                             $  (5,657,700)               $   (2,763,101)       $      (131,967)
                                                            =============                ==============        ===============

Earnings (loss) per common share -
 basic and diluted:
 Income (loss) before extraordinary gain:
  Continuing operations                                     $       (1.54)               $        (0.78)       $         (0.23)
  Discontinued operations                                            -                             -                      0.09
 Extraordinary gain                                                  -                             -                      0.10
                                                            -------------                --------------        ---------------
 Net loss                                                   $       (1.54)               $        (0.78)       $         (0.04)
                                                            =============                ==============        ===============



The accompanying notes are an integral part of these consolidated financial statements.



                                          MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   $100        $3.75
                                                                 Series A     Series B              Additional
                                                                 Preferred   Preferred    Common     Paid in      Accumulated
                                                                   Stock       Stock      Stock       Capital       Deficit
                                                                ----------   ---------   --------  ------------  -------------
Balance at March 1, 1996                                        $  400,000   $ 775,320   $ 27,551  $ 10,042,327  $ (10,698,617)
 Net income for 1997                                                                                                     4,392
 Dividends:
  Cash dividends on Series A preferred stock                          -           -          -             -           (36,000)
  Cash dividends on Series B preferred stock                          -           -          -             -               (68)
  133,101 shares of common stock issued to holders
   of Series B preferred stock                                        -           -         1,331        98,961       (100,292)
 600,000 shares of common stock issued in exchange for a
  $300,000 reduction in a convertible note payable                    -           -         6,000       294,000           -
 Issuance of common stock of subsidiary                               -           -          -          383,257           -
                                                                ----------   ---------   --------  ------------  -------------
Balance at February 28, 1997                                       400,000     775,320     34,882    10,818,545    (10,830,585)
 Net loss for 1998                                                    -           -          -             -        (2,617,911)
 Dividends:
  Cash dividends on Series A preferred stock                          -           -          -             -           (36,000)
  Cash dividends on Series B preferred stock                          -           -          -             -               (22)
  136,957 shares of common stock issued to holders
   of Series B preferred stock                                        -           -         1,370       107,300       (109,170)
 Issuance of warrants for purchase of common stock of subsidiary      -           -          -           25,000           -
                                                                ----------   ---------   --------  ------------  -------------
Balance at February 28, 1998                                       400,000     775,320     36,252    10,950,845    (13,593,688)
 Net loss for 1999                                                    -           -          -             -        (5,533,982)
 Dividends:
  Cash dividends on Series A preferred stock                          -           -          -             -           (36,000)
  Cash dividends on Series B preferred stock                          -           -          -             -                (7)
  92,349 shares of common stock issued to holders
   of Series B preferred stock                                        -           -           924        48,021        (48,945)
  Accrued dividends on Series B preferred stock                       -           -          -             -           (38,766)
                                                                ----------   ---------   --------  ------------  --------------
Balance at February 28, 1999                                    $  400,000   $ 775,320   $ 37,176  $ 10,998,866  $  (19,251,388)
                                                                ==========   =========   ========  ============  ==============



                                                                                                              Total
                                                                                                         -------------
Balance at March 1, 1996                                                                                $    546,581
 Net income for 1997                                                                                           4,392
 Dividends:
  Cash dividends on Series A preferred stock                                                                 (36,000)
  Cash dividends on Series B preferred stock                                                                     (68)
  133,101 shares of common stock issued to holders
   of Series B preferred stock                                                                                  -
 600,000 shares of common stock issued in exchange for a
  $300,000 reduction in a convertible note payable                                                           300,000
 Issuance of common stock of subsidiary                                                                      383,257
                                                                                                        ------------
Balance at February 28, 1997                                                                               1,198,162
 Net loss for 1998                                                                                        (2,617,911)
 Dividends:
  Cash dividends on Series A preferred stock                                                                 (36,000)
  Cash dividends on Series B preferred stock                                                                     (22)
  136,957 shares of common stock issued to holders
   of Series B preferred stock                                                                                  (500)
 Issuance of warrants for purchase of common stock of subsidiary                                              25,000
                                                                                                        ------------
Balance at February 28, 1998                                                                              (1,431,271)
 Net loss for 1999                                                                                        (5,533,982)
 Dividends:
  Cash dividends on Series A preferred stock                                                                 (36,000)
  Cash dividends on Series B preferred stock                                                                      (7)
  92,349 shares of common stock issued to holders
   of Series B preferred stock                                                                                  -
  Accrued dividends on Series B preferred stock                                                              (38,766)
                                                                                                        ------------
Balance at February 28, 1999                                                                            $ (7,040,026)
                                                                                                        ============

The accompanying notes are an integral part of these consolidated financial statements.

                MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                                 Year Ended February 28
                                                              ----------------------------------------------------------
                                                                 1 9 9 9                1 9 9 8               1 9 9 7
                                                              -------------           ------------         -------------
Cash flows from operating activities
Net (loss) income                                             $  (5,533,982)          $ (2,617,911)        $       4,392
Adjustments to reconcile net (loss) income
 to net cash provided by (used in)
 continuing operating activities:
  Depreciation and amortization                                     974,160                856,332               810,397
  Restructuring charges                                           2,702,764                    -                     -
  Extraordinary gain                                                    -                      -                (329,279)
  Minority interest                                                     -                  (96,600)             (101,189)
  Discontinued operations                                               -                      -                (294,578)
  Write-down of inventory                                           830,000                    -                     -
  Write-down of noncurrent assets                                       -                  169,463                   -
  Gain on disposal of property and equipment                       (501,327)                   -                  (5,161)
  Changes in operating assets and
   liabilities which provided (used) cash:
     Accounts receivable                                          3,176,784                (17,124)           (2,975,085)
     Inventories                                                  2,817,683                154,577            (3,222,958)
     Other current assets                                           (31,730)               (13,122)               (8,789)
     Accounts payable and accrued liabilities                    (1,935,031)               786,517             3,931,939
                                                              -------------           ------------         -------------
Net cash provided by (used in) continuing operations              2,499,321               (777,868)           (2,190,311)
Net cash provided by discontinued operations                            -                      -                 117,049
                                                              -------------           ------------         -------------
Net cash provided by (used in) operating activities               2,499,321               (777,868)           (2,073,262)
                                                              -------------           ------------         -------------
Cash flows from investing activities
Additions to property and equipment                                (486,591)              (331,277)           (2,288,008)
Proceeds from disposals of property and equipment                 2,119,811                    -                 558,143
Changes in other assets                                              24,543                (17,221)               (8,894)
                                                              -------------           ------------         -------------
Net cash provided by (used in) investing activities               1,657,763               (348,498)           (1,738,759)
                                                              -------------           ------------         -------------
Cash flows from financing activities
Net short-term bank borrowings (repayments)                      (1,341,846)             2,015,219             2,132,072
Payments on long-term debt                                       (1,975,054)            (1,123,349)           (1,374,918)
Issuance of common stock of subsidiary                                  -                      -                 581,046
Cash dividends paid                                                 (36,007)               (36,022)              (36,068)
Proceeds from long-term debt                                            -                  250,000             2,350,000
Net proceeds from exchange of warrants                                  -                   25,000                   -
                                                              -------------           ------------         -------------
Net cash (used in) provided by financing activities              (3,352,907)             1,130,848             3,652,132
                                                              -------------           ------------         -------------
Increase (decrease) in cash and cash equivalents                    804,177                  4,482              (159,889)
Cash and cash equivalents, at beginning of year                      21,260                 16,778               176,667
                                                              -------------           ------------         -------------
Cash and cash equivalents, at end of year                     $     825,437           $     21,260         $      16,778
                                                              =============           ============         =============
Supplemental cash flows information:
 Cash paid for interest, net of
  amount capitalized                                          $   1,718,983           $  1,915,035         $   1,489,843
                                                              =============           ============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

     Basis of Presentation
     ---------------------

     The financial statements have been presented on the basis that the Company is a going concern. Such basis assumes the realization of assets and the satisfaction of liabilities, each in the normal course of business. The Company has sustained losses in recent years, has a working capital deficiency, and total liabilities exceed total assets. Additionally, the Company has been unable to meet certain payment obligations to a bank as they became due and has been unable to maintain certain financial ratios and covenants required under lending agreements with a bank. Continued operations are dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The accompanying consolidated financial statements do not include any adjustments to the carrying values of assets or to the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management's plans with regard to these matters include:

          . Renegotiations or refinancing obligations with its primary lender, which are currently in default, as further described in Note 2.

          . Assess current and future opportunities, which may include outside debt infusion, raising additional equity capital or the sale or merger of all or part of the Company's operations.

          . Continued focus on its core steel processing and distribution business.

          .   Reduce certain operating and administrative costs.

     Restructuring of the Paint Waste Business
     -----------------------------------------

     During the year ended February 28, 1999, the Company recorded restructuring charges of $2,702,764 to write down certain assets, principally impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System of the paint waste business unit. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating, and adhesive industries. The Company has been unable to market this product in a commercially viable manner. The Company will continue to

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     recycle paint waste using the DryPure system, which generates an inert dry powder, used as a filler in the formulation of certain building and construction products.

     Management believes this restructuring will enable the paint waste business to generate sufficient cash flows to cover normal operating costs and contribute to its debt service requirement. There is no assurance, however, that the business will be a viable operation in the future.

     Concentration Risks
     -------------------

     Substantially all of the Company's accounts receivable as of February 28, 1999 and 1998 are due from businesses, which operate in the automotive, truck and appliance industries. The Company extends credit based on an evaluation of credit reports, payment practices and, in most cases, financial condition. Generally, collateral or letters of credit are not required. Allowances for credit losses are provided for in the financial statements and such losses consistently have been within management's expectations.

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

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consist of demand deposits in banks, cash on hand, and certificates of deposit with original maturities when purchased of less than three months.

     Inventory Valuation
     -------------------

     Inventories are carried at the lower of cost, using the specific identification method, or market. At February 28, 1999, the Company recorded an $830,000 charge to cost of sales for inventory write downs to their estimated net realizable value.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Revenue Recognition
     -------------------

     Sales are generally recognized at the time of shipment of products or performance of services.

     Property and Equipment and Depreciation
     ---------------------------------------

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

     Capitalized Interest
     --------------------

     Interest costs of approximately $36,000 in 1998 were capitalized as a cost of the expansion of the Company's paint waste recycling facility.

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

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Earnings (Loss) Per Common Share
     --------------------------------

     Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective March 1, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At February 28, 1999, 1998 and 1997 options to purchase 427,750, 497,750, and
     503,300 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. Common shares issued for dividends on preferred stock are included in weighted average shares outstanding beginning on the date issued. The effects of options and warrants are excluded from earnings per share calculations when the effect would be anti-dilutive. The weighted average number of common and common equivalent shares used to compute earnings (loss) per share for each year is:

                                     1 9 9 9        1 9 9 8        1 9 9 7
                                    ---------      ---------      ---------
          Basic and diluted         3,678,082      3,532,195      3,241,349
                                    =========      =========      =========

     Cash dividends on preferred stock and the value of common shares issued as dividends on Series B preferred stock ($123,718 in 1999, $145,192 in 1998 and $136,359 in 1997) are deducted in arriving at loss applicable to common shares.

     Stock Options
     -------------

     All options have been granted at prices not less than the market price on the date granted. Accordingly, the Company recognizes no compensation expense related to these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
     25).

2.   SHORT-TERM BANK BORROWINGS

     The Company has a $13,500,000 revolving demand line of credit with a bank under a Loan and Security Agreement with interest at 1% above the bank's prime rate (effective rate of 8.75% at February 28, 1999). The agreement allows borrowings under a lending formula based upon eligible accounts receivable and inventories less outstanding letters of credit issued under the agreement. The revolving credit line agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the loan agreement and payment of such dividend would not result in any defaults.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     As a result of the Company's inability to make payments of sums due and maintain the terms and covenants of the original loan agreements, the Company entered into a forbearance agreement with the bank in May 1999 which expires June 30, 1999. Under the forbearance agreement, the bank has agreed not to exercise its right to demand immediate payment of obligations due, and the right to foreclose, take possession of, and liquidate all collateral. The bank has also agreed to permit the Company to exceed the eligible borrowing amount based on the lending formula by approximately $2,350,000 (the "overadvance") and not enforce the default interest rate during the forbearance period.

     At February 28, 1999, approximately $900,000 was available under the revolving demand line after considering the allowable overadvance. The agreement provides for a commitment fee equal to .25% of the excess of $13,500,000 over average daily borrowings and is secured by substantially all of the Company's personal property not otherwise pledged.

     Weighted average interest rates at year end were 9.00% in 1999, 9.48% in 1998 and 9.33% in 1997.

3.   LONG-TERM DEBT

     Long-term debt consists of the following obligations at February 28:

                                                                                     1 9 9 9            1 9 9 8
                                                                                  -------------      -------------
          8.5% mortgage note payable to trustee bank, due in monthly installments, including interest of approximately $73,000
          until final maturity in November 2000.                                   $  1,363,750       $  2,063,750

          Notes payable to bank collateralized by certain equipment, due in monthly installments of $21,000, plus interest at
          1.5% above prime (effective rate of 9.25% at February 28,
          1998), with a final payment of $2,035,000 which was due
          March 1998 and is currently in default.                                     1,783,000          2,035,000

          Note payable to an officer and stockholder, due in monthly installments of $15,000, including interest at 9.25% with
          balance due in July 1999.  The note is guaranteed by the
          Company, and by a security interest in certain machinery and
          equipment.                                                                    607,811                  -

          Note payable, collateralized by certain machinery and
          equipment, due in monthly installments of $17,675
          including interest at 11.7% through December 2000.                            348,444            496,681

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

                                                                                  1 9 9 9              1 9 9 8
                                                                                 ----------           ----------
          Convertible note payable to an officer and stockholder,
          interest payable quarterly at 9%, secured by a pledge of
          common stock of certain subsidiaries.  The note is
          subordinate to bank borrowings and is convertible into
          shares of common stock at a conversion price of $15.60 per
          share.                                                                 $  275,232           $  275,232

          Unsecured promissory note, due August 1998, and currently
          in default, plus interest at 18% per annum.                               250,000              250,000

          Mortgage and other notes payable to bank, repaid during the
          year ended February 28, 1999.                                                   -              750,915

          Obligations under long-term capital leases:

            Lease purchase obligations, repaid during the year ended
            February 28, 1999.                                                            -            1,053,151

            Lease purchase obligation payable in monthly installments
            of $2,315 including interest at 5% through May 2002.                     83,855              103,165

            Lease purchase obligation payable in monthly installments
            of $1,992 including interest at 8.53% through June 2002.                 67,769              101,140

            Other                                                                    42,701               48,582
                                                                                 ----------           ----------
          Total long-term debt                                                    4,822,562            7,177,616

          Less amounts due within one year                                        3,652,857            4,194,241
                                                                                 ----------           ----------
          Long-term debt due after one year                                      $1,169,705           $2,983,375
                                                                                 ==========           ==========

     An officer and stockholder of the Company has personally guaranteed the Company's borrowings from the bank, aggregating $13,594,627 at February 28, 1999.

     An officer and stockholder of the Company has agreed to defer payment of a convertible note payable of $275,232 until after February 28, 2000. The note was scheduled to mature in September 1995. Accordingly, the note payment has been excluded from long-term debt due within one year in the accompanying consolidated balance sheets. In May 1996 the Board of Directors authorized the issuance of 600,000 shares of the Company's common stock to the officer and stockholder in exchange for a reduction of $300,000 to the convertible note payable to the officer and stockholder.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Effective July 1, 1992, Environmental Purification Industries Company ("EPI") became a wholly-owned subsidiary of the Company when, pursuant to a Termination Agreement, Haden Purification, Inc. ("Haden Purification") terminated and abandoned its 50% partnership interest in EPI. Under the Termination Agreement, Haden Purification assumed liability for one-half of the remaining principal, interest and fee payments due under the Company's 8.5% mortgage note payable and was assigned 50% of the amount held in trust to meet future debt service requirements. Haden Purification makes principal, interest and fee payments directly to the trustee bank. As such, these payments are excluded from the statement of cash flows. Interest expense in the accompanying consolidated statements of operations excludes interest and fee payments made by Haden Purification amounting to $91,600 in 1999, $120,100 in 1998, and $140,407 in 1997.

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

     Scheduled maturities of long-term debt in each of the five fiscal years subsequent to February 28, 1999, including the principal portion of minimum payments under long-term lease obligations, are approximately as follows:

             2000                             $ 3,653,000
             2001                               1,101,000
             2002                                  55,000
             2003                                  13,562
                                              -----------
             Total                            $ 4,822,562
                                              ===========

     These amounts include principal payments to be made by Haden Purification, as follows:

             1999                              $  380,000
             2000                                 301,875
                                               ----------
            Total                              $  681,875
                                               ==========

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

4.   LEASE COMMITMENTS

     Capitalized Leases
     ------------------

     The Company leases certain property and equipment under long-term agreements classified as capital leases. The property and equipment can be purchased at the expiration of the leases for nominal amounts.

     The cost and accumulated amortization of property leased under capital leases are as follows as of February 28:

                                                            1 9 9 9          1 9 9 8
                                                          ----------       ----------
           Buildings                                      $        -       $  634,383
           Machinery and equipment                           328,521        1,249,209
                                                          ----------       ----------
                                                             328,521        1,883,592
           Less accumulated amortization                     153,875          735,030
                                                          ----------       ----------
                                                          $  174,646       $1,148,562
                                                         ===========       ==========

     Future minimum payments and their present value under these leases at February 28, 1999 are approximately as follows:

              2000                                                                         $    83,000
              2001                                                                              61,000
              2002                                                                              58,000
              2003                                                                              12,000
                                                                                           -----------
              Total minimum lease payments                                                     214,000

              Less amount representing interest at imputed rates
                ranging from 5% to 12.83%                                                       20,000
                                                                                           -----------
              Present value of net minimum lease payments
                included in long-term debt                                                 $   194,000
                                                                                           ===========

     Certain property and equipment leased under a capital lease with a cost and accumulated amortization of $742,983 and $468,000, respectively, were sold in August 1998. The present value of the lease payments were paid at the time of the sale of the property in full satisfaction of this lease purchase obligation.

     Operating Leases
     ----------------

     The Company leases certain property and equipment under agreements classified as operating leases. Total rent expense charged to operations for 1999, 1998 and 1997 approximated $588,000, $620,000, and $610,000, respectively, which included $253,000, $249,000, and $290,000, respectively, to related parties. Minimum future rental commitments under

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     noncancelable operating leases at February 28, 1999, including aggregate payments of $897,000 to an affiliate of an officer and certain stockholders, are $443,000 in 2000, $437,000 in 2001, $334,000 in 2002,
     $171,000 in 2003, and $171,000 in 2004.

5.   DISCONTINUED OPERATIONS

     On July 5, 1996, the Company sold all of the property and equipment of Meridian Environmental Services, Inc. ("MES"), a wholly-owned subsidiary which operated the Company's waste acid recycling and disposal business. The assets were sold for $700,000 to a new company formed by former MES management. Of the $700,000 sales price, $200,000 was represented by notes due from the purchaser, receivable in varying installments over a period of
     five years.   Due to the uncertainty of the collectibility of the notes, recognition of $185,000 of the gain on the sale, representing the balance of the unpaid notes, has been deferred at February 28, 1999.

     The accompanying consolidated financial statements separately report the operating results of this discontinued operation. Net sales of the discontinued operation were approximately $458,000 through the disposal date in fiscal 1997.

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

7.   COMMITMENTS AND CONTINGENCIES

     License Agreement
     -----------------

     EPI has entered into a license agreement with Aster, Inc. ("Aster") whereby Aster has granted the Company the exclusive right, except in Mexico, to use certain patented processes and technology in its paint recycling process. EPI has agreed to pay Aster royalties and other fees for ongoing work performed by Aster to commercialize and to continue to refine the processes, formulae and technology. During fiscal 1999, the minimum monthly payments required by the agreement were reduced from $20,000 to $10,000.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Litigation and Regulatory Matters
     ---------------------------------

     The Company is involved in certain litigation and claims incidental to its business. In one such claim, the Company is involved in a labor relations matter in which the National Labor Relations Board has instituted a claim against companies which leased employees to the Company. The amount of the claim is $1.3 million. The ultimate outcome with respect to such proceedings currently cannot be predicted. However, the Company believes, based on its examination and review of such matters and consultation with outside legal counsel, that there are meritorious defenses available to the Company.

     In April 1999, the Company received a notice from the United States Environmental Protection Agency concerning the Agency's intent to file an administrative complaint. The complaint, if filed, could seek civil penalties against EPI. The Company has answered the notice and believes the ultimate outcome of the matter will not result in material liability to the Company.

     Employment Agreement
     --------------------

     The Company and its President have an employment agreement which provides for annual automatic renewals through July 31, 2002. The agreement also provides that in the event of the officer's death during the term of the employment agreement, the current salary is to be continued by payment for three years to his surviving spouse or estate.

8.   CAPITAL STOCK

     The Series B preferred stock has a mandatory dividend payable semiannually at an annual rate of $.375 per share, if paid in cash, or, at the Company's option, $.4875 per share if paid in shares of common stock based on the average market value of the common stock for the 20 days prior to the record date. At February 28, 1999, preferred stock dividends of $38,766 have been accrued but not paid. Holders of the Series B preferred stock are entitled to one-tenth vote for each share held and, subject to certain conditions, vote together with the holders of common stock as a single class. Each share of the Series B preferred stock is convertible, at the option of the holder into .25 shares of common stock, subject to adjustment under certain circumstances. The Series B preferred stock may be redeemed by the Company, in whole or in part, at a redemption price of $4.875 per share if the average of the closing prices of the common stock has been at least $22.50 per share during twenty consecutive trading days.

     During the period from June 22 to July 26, 1994, the Company extended a special offer to holders of its Series B preferred stock to exchange for each 100 shares of Series B preferred stock, one unit, consisting of 90 newly issued shares of common stock and 100 warrants (the "1999 Warrants") to purchase 1.2 shares of common stock each at an exchange price of $2.35 per share, as adjusted, subject to further adjustment in certain circumstances. The 1999 Warrants are exercisable through June 1999. A total of 1,041,249 shares, or 83% of the Series B preferred

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     shares outstanding, were validly tendered for exchange. The number of 1999 Warrants outstanding at February 28, 1999 was 1,040,300.

     Holders of the Series A preferred stock are entitled to receive quarterly, cumulative dividends of $2.25 per share. The Series A preferred stock does not have voting rights and is redeemable at the Company's discretion for $100 plus accrued and unpaid dividends.

     Common shares reserved for future issuance at February 28, 1999 aggregated 2,072,582 and related to the following instruments:

               Common stock purchase warrants      1,271,031
               Stock options                         732,220
               Convertible debt                       17,643
               Convertible preferred stock            51,688

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

     SFAS No. 123 requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively; a risk-free interest rate of 6.5%; a dividend yield of 0%; expected volatility of the Company's common stock .929, .484, and .484; and a weighted-average expected life of the options of 7 years.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     The weighted-average fair value of options granted in 1999, 1998 and 1997 was $0.43, $0.49, and $0.47, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. Amortization attributable to grants awarded in both 1999, 1998 and 1997 impact the pro forma results. The Company's reported and pro forma information follows:

                                          1999               1998              1997
                                      ------------       ------------     -------------
        Net income (loss):
          Reported                    $ (5,533,982)      $ (2,617,911)     $      4,392
          Pro forma                     (5,551,390)        (2,670,322)          (83,018)
        Loss per share:
          Reported                           (1.54)             (0.78)            (0.04)
          Pro forma                          (1.55)             (0.80)            (0.07)

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

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Summary information on stock options is as follows:

                                                    1 9 9 9                      1 9 9 8                         1 9 9 7
                                        ----------------------------    ----------------------------    ----------------------------

                                                          Weighted                        Weighted                        Weighted
                                                           Average                         Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                         Shares             Price        Shares             Price        Shares             Price
                                        ---------        -----------    ---------        -----------    ---------        -----------

Outstanding,
 beginning of year                        497,750        $      1.48      503,300        $      1.48      229,800        $      2.25

Granted                                     7,500                .52        7,500                .78      315,000               1.00

Terminated                                (77,500)              1.74      (13,050)              1.34      (41,500)              2.07
                                        ---------        -----------    ---------        -----------    ---------        -----------

Outstanding,
 end of year                              427,750        $      1.41      497,750        $      1.48      503,300        $      1.48
                                        =========        ===========    =========        ===========    =========        ===========

Options exercisable,
  end of year                             248,300        $      1.57      213,050        $      1.74      133,450        $      1.99
                                        =========        ===========    =========        ===========    =========        ===========

Weighted average fair value of
 options granted during the year                         $      0.43                     $      0.49                     $      0.47
                                                         ===========                     ===========                     ===========


     The weighted average remaining contractual life of options outstanding at February 28, 1999 is 6.6 years. Exercise prices for outstanding options at February 28, 1999 range from $0.52 to $4.00 per share.

10.  INCOME TAXES

     The Company has net operating loss, alternative minimum tax credit and business credit carryforwards for federal income tax purposes of approximately $11,326,000, $9,000 and $18,000, respectively, available for the reduction of future federal taxable income and income taxes. Net operating loss carryforwards begin expiring in fiscal 2005.

     The effective income tax rate, excluding extraordinary gains and discontinued operations for 1999, 1998 and 1997 differs from the statutory U.S. federal income tax rate due to the following:

                                                         1999              1998              1997
                                                        ------            ------            ------
          Tax (benefit) based on statutory              (34.0)%           (34.0)%           (34.0)%
             U.S. federal income tax rate
          Change in valuation allowance                   38.6              27.2              28.2
          Meals and entertainment                          1.0               3.7               6.4
          State and local tax effects                     (6.6)             (4.5)             (4.2)
          Amortization of goodwill                           -                 -               0.3
          Writedown of goodwill                              -               6.3                 -
          Other                                            1.0               1.3               3.3
                                                        ------            ------            ------
          Effective rate                                    - %               - %               - %
                                                        =======           ======            ======

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Deferred income taxes are measured based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of February 28:

                                                                          1 9 9 9                      1 9 9 8
                                                                        ------------                 ------------
            Deferred tax assets:
               Net operating loss carryforwards                         $  4,530,000                 $  3,464,000
               Inventory                                                     545,000                      238,000
               Property and equipment                                        690,000                            -
               Other                                                         300,000                      180,000
                                                                        ------------                 ------------
            Total deferred tax assets                                      6,065,000                    3,882,000
            Valuation allowance                                           (5,494,000)                  (3,373,000)
                                                                        ------------                 ------------
            Net deferred tax assets                                          571,000                      509,000
                                                                        ------------                 ------------
            Deferred tax liabilities:
               Property and equipment                                       (566,000)                    (505,000)
               Other                                                          (5,000)                      (4,000)
                                                                        ------------                 ------------
            Total deferred tax liabilities                                  (571,000)                    (509,000)
                                                                        ------------                 ------------
            Net deferred tax assets and liabilities                     $          -                 $          -
                                                                        ============                 ============

     Change in the valuation allowance equals the change in net deferred taxes.


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

     Net sales of the steel distribution and processing segment include $5,878,000, $10,101,000, and $9,176,000 in 1999, 1998 and 1997,
     respectively, for slitting of coil steel for a steel stamping customer. The accounts receivable balances from this customer at February 28, 1999 and 1998 were approximately $1,079,000 and $2,074,000, respectively.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     The following summarizes the Company's operations and identifiable assets:

                                                            1 9 9 9              1 9 9 8              1 9 9 7
                                                        --------------       --------------       --------------
Net sales:
  Steel distribution and
    processing                                          $   45,418,511        $  66,965,409        $  63,103,554
  Waste management                                           3,872,492            3,718,580            3,417,070
  Eliminations                                                       -                    -               (9,400)
                                                        --------------       --------------       --------------
Total net sales                                         $   49,291,003        $  70,683,989        $  66,511,224
                                                        ==============       ==============       ==============
Operating profit (loss):
  Steel distribution and
     processing                                         $       12,326        $   1,085,575        $   2,487,412
  Waste management              (a)                         (3,174,435)          (1,066,514)            (629,107)
                                                        --------------       --------------       --------------
Total operating profit (loss)   (a)                         (3,162,109)              19,061            1,858,305
  General corporate expenses                                  (651,154)            (850,507)            (938,624)
  Interest expense - net                                    (1,720,719)          (1,786,465)          (1,539,146)
Loss from continuing operations                         --------------       --------------       --------------
  before income taxes and
  extraordinary gain.           (a)                     $   (5,533,982)       $  (2,617,911)       $    (619,465)
                                                        ==============        =============        =============

                                                            1 9 9 9              1 9 9 8              1 9 9 7
                                                        --------------       --------------       --------------
Identifiable assets:
  Steel distribution and                                $   18,063,893        $  26,772,489        $  27,003,764
     Processing
  Waste management                                           2,833,790            5,655,891            6,130,291
  Corporate and discontinued                                 1,227,567              739,202              647,263
     operations
   Eliminations                                                 (2,624)            (243,036)             (80,508)
                                                        --------------       --------------       --------------
Total assets                                            $   22,122,626        $  32,924,546        $  33,700,810
                                                        ==============        =============        =============


       (a) Includes restructuring charge of $2,702,764 in fiscal 1999 and costs of withdrawn registrations of $462,000 and $267,000 for 1998 and 1997, respectively.

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                                        1 9 9 9                 1 9 9 8                 1 9 9 7
                                      ------------            ------------          --------------
Depreciation and amortization:
   Steel distribution and
     processing                       $    423,936            $    436,313          $      436,435
  Waste management                         522,675                 389,724                 338,690
  Corporate assets                          27,549                  30,292                  37,116
                                      ------------            ------------          --------------
Total depreciation and
   amortization                       $    974,160            $    856,329          $      812,241
                                      ============            ============          ==============
Capital expenditures:
  Steel distribution and
     processing                       $    258,260            $    355,294          $      135,336
  Waste management                         228,331                 315,732               2,193,270
  Corporate assets and
     discontinued operations                     -                   3,505                   5,135
                                      ------------            ------------          --------------
Total capital expenditures            $    486,591            $    674,531          $    2,333,741
                                      ============            ============          ==============

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

                         MERIDIAN NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS

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

     During fiscal 1999, the Company entered into an agreement whereby it was advanced approximately $700,000 from an affiliate to purchase steel. In return, the Company paid the affiliate interest on unpaid advances at a rate of 7.75% plus 50% of the gross profit resulting from the related sale of steel products. Total interest and gross profit through year end was $20,325, subsequent to year end amounts owed under the agreement were substantially repaid.

                                   * * * * *

                         MERIDIAN NATIONAL CORPORATION
                                   FORM 10-K

                               INDEX TO EXHIBITS

10.01(u) Forbearance Agreement, dated May 7, 1999, among the Company, certain of its subsidiaries and National Bank of Canada.

10.15(d) Second Lease Amendment dated December 15, 1998, between Ottawa River Steel Co., Meridian National Corporation and Great Lakes Industrial Partners L.P.

10.15(e) Sublease Agreement, effective as of December 15, 1998, between Ottawa River Steel Co. and Centennial Steel Processing, LLC.

10.18(a) Cognovit Demand Promissory Note for $618,000, dated February 4, 1999, of Ottawa River Steel Co. to William D. Feniger.

10.18(b) Open-end Mortgage, dated February 4, 1999, between Ottawa River Steel Co. and William D. Feniger.

10.18(c) Security Agreement, dated February 4, 1999, between Ottawa River Steel Co. and William D. Feniger.

21               List of Subsidiaries of Registrant

23.01            Consent of Independent Auditors

23.02            Consent of Independent Auditors

27               Financial Data Schedule