Form 10-Q
period 1999-05-31
MERIDIAN NATIONAL CORP
filed 1999-07-15
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

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

As of June 30,1999, 3,717,552 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   Financial Statements

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months ended May 31, 1999 may not be indicative of the results of operations for the year ending February 29, 2000. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1999.

                          Meridian National Corporation
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                   ASSETS                             May 31,      February 28,
                                                                       1999           1999
                                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                                        $     22,567    $    825,437
  Accounts receivable                                                 7,468,638       8,021,764
  Inventories                                                         6,648,912       8,281,272
  Other current assets                                                  758,946         723,356

                                                                   ------------    ------------

Total current assets                                                 14,899,063      17,851,829

Property and equipment, at cost                                       7,188,151       7,094,339
  Less accumulated depreciation and amortization                      3,649,416       3,514,601
                                                                   ------------    ------------

                                                                      3,538,735       3,579,738



Other assets                                                            594,565         691,059
                                                                   ------------    ------------

Total assets                                                       $ 19,032,363    $ 22,122,626
                                                                   ============    ============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term bank borrowings                                       $ 10,004,569    $ 11,811,627
  Accounts payable and accrued liabilities                           11,555,959      12,528,463
  Current portion of long-term debt:
       Affiliate                                                        580,006         607,811
       Other                                                          2,977,435       3,045,046
                                                                   ------------    ------------

Total current liabilities                                            25,117,969      27,992,947
                                                                   ------------    ------------

Long-term debt due after one year:
       Affiliate                                                        275,232         275,232
       Other                                                            636,147         894,473
                                                                   ------------    ------------
                                                                        911,379       1,169,705
                                                                   ------------    ------------

Total liabilities                                                    26,029,348      29,162,652
                                                                   ------------    ------------




Stockholders'  deficit:
  Preferred stock, $.001 par value, authorized 5,000,000 shares:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                               400,000         400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                             775,320         775,320

  Common stock, $.01 par value, authorized 20,000,000 shares,
    3,717,552 shares outstanding                                         37,176          37,176

  Additional paid in capital                                         10,998,866      10,998,866

  Accumulated Deficit                                               (19,208,347)    (19,251,388)
                                                                   ------------    ------------

        Total stockholders' deficit                                  (6,996,985)     (7,040,026)
                                                                   ------------    ------------

                                                                   $ 19,032,363    $ 22,122,626
                                                                   ============    ============


                             See accompanying notes.

                          Meridian National Corporation
                    Condensed Consolidated Income Statements

                                   (Unaudited)

                                              Three Months Ended
                                                  May 31,
                                        ----------------------------
                                            1999            1998
                                        ------------    ------------
Net sales                               $ 10,863,631    $ 15,829,978
Costs of sales                             9,186,452      14,339,204
                                        ------------    ------------
Gross margin                               1,677,179       1,490,774

Other costs and expenses (income):
  Selling, general and administrative      1,294,517       1,474,279
  Interest                                   370,362         480,576
  Miscellaneous - net                           (975)        (68,216)
                                        ------------    ------------

Total other costs and expenses             1,663,904       1,886,639
                                        ------------    ------------

Net income (loss)                       $     13,275    $   (395,865)
                                        ============    ============


Loss applicable to common stock         $    (15,108)   $   (424,247)
                                        ============    ============



Loss per common share -
   basic and fully diluted:             $       0.00    $      (0.12)
                                        ============    ============


      Weighted average common
         shares outstanding                3,717,552       3,488,278
                                        ============    ============





                             See accompanying notes.

                          Meridian National Corporation
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                            Three Months Ended
                                                                  May 31,
                                                         ---------------------------

                                                            1999             1998
                                                         -----------    ------------
Operating activities
  Net income (loss)                                      $    13,275    $  (395,865)
  Adjustments to reconcile income (loss) to net cash
     used in continuing operating activities:
       Depreciation and amortization                         155,140        256,775



       Changes in operating assets and liabilities:
          Accounts receivable                                553,126      2,057,287
          Inventories                                      1,632,360      1,101,566
          Other current assets                               (35,590)       (16,239)
          Accounts payable and accrued liabilities          (933,738)    (2,063,330)
                                                         -----------    -----------

             Net cash provided by operating activities     1,384,573        940,194

Investing activities
  Additions to property and equipment                        (97,129)      (241,500)
  Changes in other assets                                    (13,639)        (8,924)
                                                         -----------    -----------

             Net cash (used in) investing activities        (110,768)      (250,424)

Financing activities
  Payments on notes payable                               (1,807,058)      (419,661)
  Payments on long-term debt                                (260,617)      (257,343)

  Cash dividends paid                                         (9,000)        (9,000)
                                                         -----------    -----------

            Net cash (used in) financing activities       (2,076,675)      (686,004)
                                                         -----------    -----------

Increase in cash and cash equivalents                       (802,870)         3,766

Cash at beginning of period                                  825,437         21,260
                                                         -----------    -----------

Cash at end of period                                    $    22,567    $    25,026
                                                         ===========    ===========


                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)



1.  Related Party Transactions

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during each of the three months ended May 31, 1999 and 1998 approximated $64,000. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.


2.  Subsequent Events

         On June 25, 1999 the Company entered into an agreement with a private investor group to sell 4.2 million shares of previously unissued shares of common stock of the Company for $294,000. The shares, upon issuance, will represent 53.05% of the issued and outstanding shares of the Company's common stock. The private investor group is affiliated with MNP Corporation ("MNP"), a privately held company which currently holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The agreement obligates MNP to enter into a loan and security agreement with the Company in the amount of $3.2 million. MNP is obligated to advance $1,206,000 under the agreement no later than the closing date. Additional advances may be made in MNP's sole discretion. Borrowings would be due on demand and bear interest at prime plus 1%. The loans would be secured by substantially all assets of the Company, however, all such security interests and liens would be junior and subordinate to the secured positions of the bank and other secured lenders. The closing, expected to occur no later than September 1, 1999, is subject to certain conditions being fulfilled to the buyers' satisfaction, including due diligence investigations and re-negotiation of certain of the Company's loan agreements.

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


                              Results of Operations

                        First Quarter Ended May 31, 1999
                                   Compared to
                        First Quarter Ended May 31, 1998

Steel Distribution and Processing Segment The Company's steel distribution and processing operations reported net sales of $10.0 million for the first quarter, a decrease of $4.9 million or 33% compared to the first quarter of the prior year. A reduction in the availability of steel products from the Company's suppliers due to credit constraints imposed on the Company has been a factor in the reduced sales volume for the steel distribution and processing business. Additionally, the steel processing operations at the Gary, Indiana facility were significantly reduced in the fourth quarter of the prior fiscal year, resulting in a $2.4 million decrease in sales for the first quarter compared to the prior year. Also, market prices for steel products are lower than in the prior year period.

Operating income for this segment amounted to $597,000 for the first quarter, an increase of $285,000 from the prior year quarter. Gross margin (net sales less cost of sales) as a percentage of net sales was 14.7% in the first quarter compared to 8.9% in the first quarter of the prior year. The improved margins reflect the utilization of lower cost steel for the automotive base of the steel processing business at the Detroit, Michigan service center.

Waste Management Segment This segment reflects the results of the operations of the Company's paint waste recycling operation. Net sales for this segment decreased slightly to $887,000 in the first quarter from $965,000 in the first quarter of the prior year. For the past several years, this operation has operated at or near its processing capacity.

This segment reported a $28,000 operating loss for the first quarter, an improvement of $97,000 or 77% from the first quarter of the prior year. The improvement is due primarily to decreased depreciation expense for this segment related to an equipment write-off that was recorded at February 28, 1999.

Selling, General and Administrative Expenses The $180,000 decrease in selling, general and administrative expenses in the first quarter is primarily attributable to lower personnel and administration costs for the Gary, Indiana steel operation when compared to the same quarter of fiscal 1999.

Interest Expense Interest expense decreased $110,000 or 23% in the first quarter compared to the prior year. Average outstanding borrowings fell due to a decrease in steel purchases. Also interest rates were lower during the first quarter of the current fiscal year.

                         Liquidity and Capital Resources

         The Company's primary source of liquidity is a $13.5 million revolving credit line with a bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of May 31, 1999, the bank had permitted the Company to exceed the eligible borrowing amount based on the lending formula by $1,550,000 (the "overadvance"). The outstanding balance of the revolving credit line at May 31, 1999 amounted to $10,005,000, the maximum the Company could borrow at such date.

         In addition to the revolving credit line facility, the bank has previously provided financing which primarily funded the purchase and installation of certain equipment for the Company's paint waste recycling business. This financing was intended to be interim financing until the Company was able to provide permanent funding anticipated to be raised through an initial public offering of the Company's paint waste business. The Company was unable to complete the public offering and therefore was unable to make the final scheduled payment due to the bank in March 1998 of $2,035,000. The bank has allowed the Company to continue to make monthly principal payments on the debt of $21,000 plus interest. The outstanding obligation under this financing amounted to $1,720,000 at May 31, 1999.

         As a result of the Company's inability to make payment of sums due the bank and maintain the terms and covenants of the original loan agreements, the Company, in May 1999, entered into a forbearance agreement with the bank. During the forbearance period the bank has agreed not to exercise its right to demand immediate payment of obligations due, and the right to foreclose, take possession of, and liquidate all collateral. The bank also will not enforce the default interest rate during the forbearance period. Under the terms of the forbearance agreement, the bank required the Company to reduce the permitted overadvance, in an original amount of $2,350,000, by applying approximately $800,000 the Company held in a certificate of deposit, which represented a portion of the proceeds from the sale of a building in August 1998. Also, on June 15, 1999, the allowed overadvance was reduced an additional $50,000, bringing the amount of allowed overadvance to $1,500,000. The forbearance agreement was scheduled to expire on June 30, 1999. In anticipation of the completion of the transaction as discussed in the following paragraph, the bank has agreed to extend the forbearance agreement through September 1, 1999.

         On June 25, 1999 the Company entered into an agreement with a private investor group to sell 4.2 million shares of previously unissued shares of common stock of the Company for $294,000. The shares, upon issuance, will represent 53.05% of the issued and outstanding shares of the Company's common stock. The private investor group is affiliated with MNP Corporation ("MNP"), a privately held company which currently holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The agreement obligates MNP to enter into a loan and security agreement with the Company in the amount of $3.2 million. MNP is obligated to advance $1,206,000 under the agreement no later than the closing date. Additional advances may be made in MNP's sole discretion. Borrowings would be due on demand and bear interest at prime plus 1%. The loans would be secured by substantially all assets of the Company, however, all such security interests and liens would be junior and subordinate to the secured positions of the bank and other secured lenders. The closing, expected to occur no later than September 1, 1999, is subject to certain conditions being fulfilled to the buyers' satisfaction, including due diligence investigations and re-negotiation of certain of the Company's loan agreements.

         As a result of losses incurred, requirements for servicing the Company's debt and a working capital deficiency of $10,219,000 as of May 31, 1999, the Company's cash flow generated from operations and availability under the revolving credit line with the bank has been inadequate to timely meet the Company's obligations to its suppliers. In recent months, the availability of steel product from suppliers has been reduced, impacting the Company's ability to obtain sufficient inventory and resulting in lower sales volume for the Company's steel operations.

         The Company has taken the following actions to improve operating results and cashflow.

     - At February 28, 1999 a $2.7 million restructuring charge was recorded to write down certain assets, mainly impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System of the paint waste recycling business. In July 1999, the Company has discontinued processing of paint waste using this system. Operating and administrative costs at the paint waste recycling operation have been significantly reduced which is expected to significantly reduce the losses experienced by this business.

     - The Company is continuing to focus on its core steel processing and distribution business and is placing additional emphasis on purchasing and inventory management to enhance cash generated from operations.

         The ability of the Company to continue as a going concern is dependent upon the Company having sufficient funds available to meet its financing requirements and to purchase inventory in order to generate sufficient revenues to sustain operations and operate at a profitable level. If the Company is not able to successfully close on the sale of common stock to the investor group and arrange for adequate credit facilities on reasonable terms, the Company would not have adequate resources to satisfy its working capital needs and may be unable to continue as a going concern.

                                    Year 2000

         The Company uses computer hardware and financial and manufacturing software that it has purchased from third party suppliers. Such suppliers have confirmed to the Company that such products are Year 2000 compliant or will be in the near future. Consequently, the Company does not expect to incur any significant costs to become Year 2000 compliant. The Company has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Company's significant suppliers or customers does not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not generated any disaster contingency plans related to the Year 2000 compliance issue, because operations are not heavily dependent on computer software, and management believes that alternative means of operating can be utilized in the event a Year 2000 problem occurs.

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

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27.      Financial Data Schedule

         (b)      Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended May 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERIDIAN NATIONAL CORPORATION
                                                (Registrant)





Date:  July 15, 1999                   By /s/ William D. Feniger
                                          --------------------------------------
                                          William D. Feniger
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer


Date:  July 15, 1999                   By /s/ James L. Rosino
                                          --------------------------------------
                                          James L. Rosino
                                          Vice President - Finance and
                                          Chief Financial Officer