Form 10-Q
period 1999-08-31
MERIDIAN NATIONAL CORP
filed 1999-10-20
CIK 717192

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1999

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

As of September 30, 1999, 7,917,552 shares of Meridian National Corporation common stock were outstanding.

                         MERIDIAN NATIONAL CORPORATION

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   Financial Statements

     The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and six months ended August 31, 1999 may not be indicative of the results of operations for the year ending February 28, 2000. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1999.

                         Meridian National Corporation
                     Condensed Consolidated Balance Sheets

                                  (Unaudited)


                             ASSETS                                                  August 31,     February 28,
                                                                                       1999            1999
                                                                                    -----------    -------------
Current assets:
  Cash and cash equivalents                                                         $    24,893    $   825,437
  Accounts receivable                                                                 7,432,579      8,021,764
  Inventories                                                                         4,503,379      8,281,272
  Other current assets                                                                  756,076        723,356
                                                                                     ----------     ----------

Total current assets                                                                 12,716,927     17,851,829

Property and equipment, at cost                                                       7,201,191      7,094,339
  Less accumulated depreciation and amortization                                      3,787,926      3,514,601
                                                                                     ----------     ----------
                                                                                      3,413,265      3,579,738

Other assets                                                                            464,574        691,059
                                                                                     ----------     ----------
Total assets                                                                        $16,594,766    $22,122,626
                                                                                     ==========     ==========


         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term notes payable                                                          $ 2,811,086    $11,811,627
  Accounts payable and accrued liabilities                                            9,125,181     12,528,463
  Current portion of long-term debt:
       Affiliate                                                                        560,053        607,811
       Other                                                                          1,464,652      3,045,046
                                                                                     ----------     ----------
Total current liabilities                                                            13,960,972     27,992,947

Long-term debt due after one year:
       Affiliate                                                                        275,232        275,232
       Other                                                                         10,657,885        894,473
                                                                                     ----------     ----------
                                                                                     10,933,117      1,169,705
                                                                                     ----------     ----------

Total liabilities                                                                    24,894,089     29,162,652


Stockholders'  deficit:
 Preferred stock, $.001 par value, authorized 5,000,000 shares:
  $100 Series A, 5,000 shares authorized,
   4,000 shares issued and outstanding                                                  400,000        400,000

  $3.75 Series B, 1,375,000 shares authorized,
   206,752 shares issued and outstanding                                                775,320        775,320

 Common stock, $.01 par value, authorized 20,000,000 shares,
    3,717,552 shares outstanding                                                         37,176         37,176

 Additional paid in capital                                                          10,998,866     10,998,866

 Accumulated Deficit                                                                (20,510,685)   (19,251,388)
                                                                                     ----------     ----------
        Total stockholders' deficit                                                  (8,299,323)    (7,040,026)
                                                                                     ----------     ----------
                                                                                    $16,594,766    $22,122,626
                                                                                     ==========     ==========

                            See accompanying notes.

                          Meridian National Corporation
                    Condensed Consolidated Income Statements

                                   (Unaudited)

                                                  Three Months Ended                                 Six Months Ended
                                                       August 31,                                       August 31,
                                      ---------------------------------------          ------------------------------------------
                                                1999                1998                      1999                   1998
                                         ----------------    ----------------          ----------------        ------------------
Net sales                                $     10,200,183     $   11,042,273            $   21,063,814          $   26,872,251
Costs of sales                                  9,920,265         10,335,181                19,106,717              24,674,385
                                          ---------------      -------------             -------------           -------------
Gross margin                                      279,918            707,092                 1,957,097               2,197,866

Other costs and expenses (income):
  Selling, general and administrative           1,246,303          1,398,898                 2,540,820               2,873,177
  Interest                                        327,927            452,895                   698,289                 933,471
  Gain on disposal of assets                           --           (963,259)                       --                (963,259)
  Miscellaneous - net                                (975)          (162,059)                   (1,950)               (230,275)
                                          ---------------      -------------             -------------           -------------
Total other costs and expenses                  1,573,255            726,475                 3,237,159               2,613,114
                                          ---------------      -------------             -------------           -------------

Net loss                                 $     (1,293,337)    $      (19,383)           $   (1,280,062)         $     (415,248)
                                          ===============      =============             =============           =============

Loss applicable to common stock          $     (1,321,720)    $      (53,581)           $   (1,336,828)         $     (483,644)
                                          ===============      =============             =============           =============

Loss per common share -
   basic and fully diluted:              $          (0.36)    $        (0.01)           $        (0.36)         $        (0.13)
                                          ===============      =============             =============           =============

      Weighted average common
         shares outstanding                     3,717,552          3,653,309                 3,717,552               3,639,256
                                          ---------------      -------------             -------------           -------------



                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       August 31,
                                                                                   -----------------------------------------------

                                                                                              1999                    1998
                                                                                     --------------------       -----------------
Cash flows from operating activities
  Net loss                                                                        $          (1,280,062)   $         (415,248)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                                            309,641               499,558
       Write-down of inventory                                                                1,345,000                   --
       Gain on asset disposal                                                                       --               (963,259)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                   619,185             4,605,981
          Inventories                                                                         2,432,893             1,500,691
          Other current assets                                                                  (32,720)              (12,718)
          Accounts payable and accrued liabilities                                           (1,412,234)           (3,350,177)
                                                                                   --------------------     -----------------

             Net cash provided by operating activities                                        1,981,703             1,864,828

Cash flows from investing activities
  Additions to property and equipment                                                          (110,167)             (335,982)
  Changes in other assets                                                                       (22,766)              (18,880)
  Proceeds from disposals of property and equipment                                                 --              1,482,676
                                                                                   --------------------     -----------------

             Net cash provided by (used in) investing activities                               (132,933)            1,127,814

Cash flows from financing activities
  Payments on notes payable                                                                  (4,747,086)           (1,325,487)
  Proceeds  of borrowings from MNP Corporation                                                2,600,000                   --
  Payments on long-term debt                                                                   (484,225)             (869,177)

  Cash dividends paid                                                                           (18,003)              (18,009)
                                                                                   --------------------     -----------------

             Net cash used in financing activities                                           (2,649,314)             (887,186)
                                                                                   --------------------     -----------------

Increase (decrease) in cash and cash equivalents                                               (800,544)            2,105,456

Cash at beginning of period                                                                     825,437                21,260
                                                                                   --------------------     -----------------

Cash at end of period                                                             $              24,893    $        2,126,716
                                                                                   ====================     =================


                             See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Inventory Valuation

     At August 31, 1999, the Company recorded a $1,345,000 charge to cost of sales to write down inventory to the estimated net realizable value.


2.  Subsequent Event - Sale of Common Stock

     On September 1, 1999, a private investor group (the "Buyers") purchased 4.2 million previously unissued shares of the Company's common stock pursuant to a Stock Purchase Agreement dated June 25, 1999 (the "Agreement") for $294,000.
The purchase of the common stock represents approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which currently holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the present holdings of MNP, constitutes 57% of the Company's outstanding and issued common stock.


3.  Notes Payable and Long-Term Debt

     In conjunction with the execution of the Stock Purchase Agreement with the Buyers, MNP made a loan in the amount of $1.5 million to the Company, the proceeds of which were used to repay a portion of the indebtedness owing to the Company's senior lender, the National Bank of Canada (the "Bank"). MNP, in its sole discretion, has agreed to make additional loans up to $1.5 million to the Company. To date and as of August 31, 1999, MNP has loaned a total of $2.6 million to the Company. The loans bear interest at prime plus 1% and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of the loans from MNP have been classified as long-term debt in the accompanying balance sheet.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  (Unaudited)


     On September 3, 1999, the Company entered into an Amended and Restated Loan Agreement with the Bank (the "Loan Agreement"). The Loan Agreement provides for a $10 million revolving line of credit with interest at 3/4% above prime and a term loan of $1,650,000 with interest at 1% above prime. Provided there are no covenant defaults or other events of default under the Loan Agreement, the interest rate on the revolving loan and the term loan will be reduced by 1/4% as of August 31, 2000. The revolving loan expires in March 2002. The term loan provides for payments of interest only through March 2000 and, thereafter, monthly principal payments of $35,000 plus interest until fully paid in March 2004. Previously, the revolving line of credit and notes payable to the Bank were classified as current liabilities in the accompanying balance sheet.
As a result of the revised terms of its obligations under the Loan Agreement, the obligations owing to the Bank have been reclassified as long-term debt at August 31, 1999.


4.  Related Party Transactions

     The Company leases property and equipment from affiliates of an officer and director of the Company. Lease charges from these affiliates during each of the three month periods ended August 31, 1999 and 1998 approximated $64,000. Lease charges from these affiliates during each of the six month periods ended August 31, 1999 and 1998 approximated $128,000. Management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



                             Results of Operations

                      Second Quarter Ended August 31, 1999
                                  Compared to
                      Second Quarter Ended August 31, 1998


Steel Distribution and Processing Segment   The steel distribution and
processing operations reported net sales of $9.4 million for the second quarter, a decrease of $696,000 or 7% compared to the second quarter of the prior year. The steel processing operations at the Company's Gary, Indiana facility were significantly curtailed in the fourth quarter of the prior fiscal year and are now operated only as a sales office. Sales generated by the Gary, Indiana operations decreased by $1,222,000 in the second quarter compared to the same period in the prior year. As further discussed in Liquidity and Capital Resources, sales volumes have been affected as a result of reduced availability of steel products from suppliers due to credit constraints. In the second quarter of the prior year, sales were depressed due to the pervasive effects on the steel industry, and many of the Company's customers, of a major automotive strike.

Operating losses for this segment amounted to $826,000 for the second quarter compared to operating losses of $380,000 for the second quarter of the prior fiscal year. Gross margin (net sales less cost of sales) as a percentage of net sales was 0.3% in the second quarter of fiscal 2000 compared to 5.4% in the second quarter of the prior fiscal year. The results for the quarter ended August 31, 1999 include a $1,345,000 non-recurring charge to cost of sales for adjustments to reflect the estimated net realizable value of aged inventory items. The inventory adjustment caused a reduction of 14.4% in the gross margin percentage for the second quarter. The market for steel products remained somewhat soft during the second quarter as demand has not overcome the supply of low-priced foreign steel entering the U.S. market.

Waste Management Segment   This segment reflects the results of operations of
the Company's paint waste recycling business. In July 1999, the Company discontinued processing of paint waste using its developmental Polymeric Recovery System. In fiscal year ended February 28, 1999 a $2.7 million restructuring charge was recorded to write down certain assets, mainly impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System. As a result, operating and administrative costs of the paint waste recycling operation have been significantly reduced while revenues are not significantly affected since revenues have been primarily generated by its continuing DryPure recycling process. Net sales for this segment decreased to

$849,000 in the second quarter of fiscal 2000 from $995,000 in the second quarter of the prior year.

The paint waste recycling business recorded a $64,000 operating profit for the second quarter, an improvement of $179,000 over the operating loss of $115,000 for the second quarter of the prior year.

Selling, General and Administrative Expenses     The $153,000 decrease in
selling, general and administrative expenses in the second quarter is primarily attributable to lower personnel and administration costs for the paint waste recycling operation and the Gary, Indiana steel operation when compared to the same quarter of fiscal 1999.

Interest Expense   Interest expense decreased $125,000 (or 28%) in the second quarter compared to the prior year. Average outstanding borrowings fell due to a decrease in steel purchases and lower working capital requirements. Also interest rates were lower during the second quarter of the current fiscal year.



                        Six Months Ended August 31, 1999
                                  Compared to
                        Six Months Ended August 31, 1998


Steel Distribution and Processing Segment   Net sales for the steel distribution
and processing operations amounted to $19.3 million for the first half of fiscal 2000, a decrease of $5.6 million or 22% compared to the first half of the prior year. Processing activity at the Gary, Indiana facility was discontinued, leading to a $3.7 million sales decline, while the distribution business also experienced a sales decline due to reduced availability of steel products as a result of working capital constraints.

Operating losses for this segment amounted to $229,000 for the first half of fiscal 2000 compared to operating losses of $68,000 for the first six months of the prior year. The results for the first half of fiscal 2000 includes the $1,345,000 inventory writedown discussed earlier. Gross margin as a percentage of net sales was 7.8% in the first half of fiscal 2000, including the inventory adjustment, compared to 7.5% in same period of the prior year.

Waste Management Segment Net sales for this segment decreased to $1,737,000 in the first half of fiscal 2000 from $1,960,000 in the same period of the prior year. The decrease results primarily from reduced volumes of material processed through the Polymeric Recovery System.

This segment reported a $36,000 operating profit for the first half of fiscal 2000, compared to an operating loss of $241,000 the first half of the prior year. This operation has undergone significant reductions in personnel costs, and has experienced a reduction of $126,000 in depreciation expense as a result of the equipment writedown that was recorded at February 28, 1999.

Selling, General and Administrative Expenses     Expenses decreased $332,000 in
the first half of fiscal 2000 due primarily to lower personnel and administration costs for the paint waste recycling operation and the Gary, Indiana steel operation when compared to the same period of fiscal 1999.

Interest Expense   Interest expense decreased $235,000 (or 25%) in the first
half of fiscal 2000. The Company's average outstanding borrowings fell due to a decrease in steel purchases and lower working capital requirements. Interest rates were also lower during the current six-month period compared to the same period last year.


                        Liquidity and Capital Resources

       The Company's primary source of liquidity is a revolving credit line with the National Bank of Canada (the "Bank"). Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. The Bank had permitted the Company to exceed the eligible borrowing amount based on the lending formula by $1,500,000 (the "overadvance").

       In addition to the revolving credit line facility, the Bank has previously provided financing which primarily funded the purchase and installation of certain equipment for the Company's paint waste recycling business. This financing was intended to be interim financing until the Company was able to provide permanent funding anticipated to be raised through an initial public offering of the Company's paint waste business. The Company was unable to complete the public offering and therefore was unable to make the final scheduled payment due to the Bank in March 1998 of $2,035,000. The Bank allowed the Company to continue to make monthly principal payments on the debt of $21,000 plus interest.

       As a result of the Company's inability to make payment of sums due the Bank and maintain the terms and covenants of the original loan agreements, the Company, in May 1999, entered into a forbearance agreement with the Bank. During the forbearance period the Bank agreed not to exercise its right to demand immediate payment of obligations due, and the right to foreclose, take possession of, and liquidate all collateral. The Bank also did not enforce the default interest rate during the forbearance period, which extended through September 1, 1999.

       On September 1, 1999, a private investor group (the "Buyers") purchased
4.2 million previously unissued shares of the Company's common stock pursuant to a Stock Purchase Agreement dated June 25, 1999 (the "Agreement") for $294,000.00. The purchase of the common stock represents approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which currently holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the present holdings of MNP, constitutes 57% of the Company's outstanding and issued common stock.

       In conjunction with the execution of the Stock Purchase Agreement with the Buyers, MNP made a loan in the amount of $1.5 million to the Company, the proceeds of which were used to repay the allowed overadvance owing the Bank. MNP, in its sole discretion, has agreed to make additional loans up to $1.5 million to the Company. To date and as of August 31, 1999, MNP has loaned a total of $2.6 million to the Company. The loans bear interest at prime plus 1% and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of the loans from MNP have been classified as long-term debt in the accompanying balance sheet.

       On September 3, 1999, the Company entered into an Amended and Restated Loan Agreement with the Bank (the "Loan Agreement"). The Loan Agreement provides for a $10 million revolving line of credit with interest at 3/4% above prime and a term loan of $1,650,000 with interest at 1% above prime. Provided there are no covenant defaults or other events of default under the Loan Agreement, the interest rate on the revolving loan and the term loan will be reduced by 1/4% as of August 31, 2000. The revolving loan expires in March 2002. At August 31, 1999, the outstanding balance of the revolving credit line amounted to $7,306,000 and unused availability amounted to $593,000. The term loan provides for payments of interest only through March 2000 and, thereafter, monthly principal payments of $35,000 plus interest until fully paid in March 2004. Previously, the revolving line of credit and notes payable to the Bank were classified as current liabilities in the accompanying balance sheet.
As a result of the revised terms of its obligations under the Loan Agreement, the long-term portion of the obligations owing to the Bank have been reclassified as long-term debt at August 31, 1999.

       During the past year, the Company has not been able to make timely payments to many of its trade and other creditors. As a result of the sale of the stock to the Buyers and the financing arrangements made with the Bank and MNP, the Company has recently negotiated deferred payment terms and expanded credit lines with most of its major suppliers. Management believes the arrangements established with its major suppliers will provide adequate supplies of steel product at competitive prices to meet its customers' requirements.

       The Company has also taken the following actions to improve operating results and cashflow.

  . At February 28, 1999 a $2.7 million restructuring charge was recorded to write down certain assets, mainly impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System of the paint waste recycling business. In July 1999, the Company discontinued processing of paint waste using this system. Operating and administrative costs at the paint waste recycling operation have been significantly reduced and has significantly reduced the losses experienced by this business.

  . The Company is continuing to focus on its core steel processing and distribution business and is placing additional emphasis on purchasing and inventory management to enhance cash generated from operations.


       The working capital deficiency at August 31, 1999 amounted to $1,244,000. This is an improvement from the working capital deficiency at February 28, 1999 of $10,141,000, due primarily to the reclassification of previous short-term obligations to long-term , as discussed above. Management believes its existing resources, including cash provided by operating activities and its credit facilities will be sufficient to satisfy its working capital and other capital requirements through the end of fiscal 2000.



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


                           Forward-Looking Statements

       This Form 10-Q, other SEC filings, and other pronouncements made from time to time by the Company may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results may differ materially from those anticipated by such statements, as a result of a variety of factors, including among others, competitive pressures, availability of products at competitive prices and regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained herein will in fact transpire or prove to be accurate. The Company undertakes no responsibility to update any forward-looking statement that may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

                         MERIDIAN NATIONAL CORPORATION
                                    PART II

                               OTHER INFORMATION


ITEM 2.  Changes in Securities and Use of Proceeds

          On September 1, 1999 the Company sold 4.2 million shares of Common Stock, $.01 par value, in a private placement to a private investor group for $294,000. These shares were not registered under the Securities Act of 1933 (the "Act") under an exemption from registration under Section 4.2 of the Act and Rule 506 of the regulations pursuant to the Act. This sale of stock is further described in Form 8-K filed with the Securities and Exchange Commission on September 15, 1999.



ITEM 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.  Financial Data Schedule

  (b)     Reports on Form 8-K

      Two reports on Form 8-K was filed during the quarter ended August 31, 1999. A report dated June 16, 1999 was filed to disclose under Item 4, Changes in Registrant's Independent Accountant, the appointment of Rehmann Robson, P.C. as the Company's independent accountants. A second report dated June 28, 1999 was filed to disclose under Item 5, Other Events, the signing of an agreement for the sale of 4.2 million shares of common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERIDIAN NATIONAL CORPORATION
                                                (Registrant)



Date:  October 20, 1999             By /s/ William D. Feniger
                                       ---------------------------
                                        William D. Feniger
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer


Date:  October 20, 1999             By /s/ James L. Rosino
                                       ---------------------------
                                        James L. Rosino
                                        Vice President - Finance and
                                        Chief Financial Officer