Form 10-Q
period 1999-11-30
MERIDIAN NATIONAL CORP
filed 2000-01-14
CIK 717192

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1999

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

As of December 31, 1999, 7,917,552 shares of Meridian National Corporation common stock were outstanding.

                         MERIDIAN NATIONAL CORPORATION

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   Financial Statements

     The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months and nine months ended November 30, 1999 may not be indicative of the results of operations for the year ending February 28, 2000. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1999.

                              Meridian National Corporation
                          Condensed Consolidated Balance Sheets

                                       (Unaudited)

                           ASSETS                                                        November 30,     February 28,
                           ------                                                            1999             1999
                                                                                         ------------     ------------
Current assets:
  Cash and cash equivalents                                                              $     9,960       $   825,437

  Accounts receivable                                                                      7,579,916         8,021,764
  Inventories                                                                              3,916,943         8,281,272
  Other current assets                                                                     1,059,471           723,356
                                                                                         -----------       -----------
Total current assets                                                                      12,566,290        17,851,829

Property and equipment, at cost                                                            7,253,392         7,094,339
  Less accumulated depreciation and amortization                                           3,926,436         3,514,601
                                                                                         -----------       -----------
                                                                                           3,326,956         3,579,738

Other assets                                                                                  51,498           691,059
                                                                                         -----------       -----------

Total assets                                                                             $15,944,744       $22,122,626
                                                                                         ===========       ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------
Current liabilities:
  Short-term notes payable:
       Affiliate                                                                         $ 1,500,000       $        --
       Other                                                                               2,371,785        11,811,627
  Accounts payable and accrued liabilities                                                 7,563,321        12,528,463
  Current portion of long-term debt:
       Affiliate                                                                             531,108           607,811
       Other                                                                               1,589,714         3,045,046
                                                                                         -----------       -----------
Total current liabilities                                                                 13,555,928        27,992,947
                                                                                         -----------       -----------
Long-term debt due after one year:
       Affiliate                                                                           1,775,232           275,232
       Other                                                                               8,495,259           894,473
                                                                                         -----------       -----------
                                                                                          10,270,491         1,169,705
                                                                                         -----------       -----------
Total liabilities                                                                         23,826,419        29,162,652
                                                                                         -----------       -----------


Stockholders'  deficit:
 Preferred stock, $.001 par value, authorized 5,000,000 shares:
  $100 Series A, 5,000 shares authorized,
   4,000 shares issued and outstanding                                                       400,000           400,000

  $3.75 Series B, 1,375,000 shares authorized,
   206,752 shares issued and outstanding                                                     775,320           775,320

 Common stock, $.01 par value, authorized 20,000,000 shares,
  7,917,552 shares outstanding                                                                79,176            37,176

 Additional paid in capital                                                               11,250,866        10,998,866

 Accumulated deficit                                                                     (20,387,037)      (19,251,388)
                                                                                         -----------       -----------
    Total stockholders' deficit                                                           (7,881,675)       (7,040,026)
                                                                                         -----------       -----------
                                                                                         $15,944,744       $22,122,626
                                                                                         ===========       ===========

                            See accompanying notes.

                         Meridian National Corporation
                   Condensed Consolidated Income Statements

                                  (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                 November 30,                   November 30,
                                         -----------------------------    --------------------------
                                             1999             1998            1999          1998
                                         -----------       -----------    -----------    -----------
Net sales                                $10,490,538       $11,456,921    $31,554,352    $38,329,172
Costs of sales                             8,730,488        10,318,880     27,837,205     34,993,265
                                         -----------       -----------    -----------    -----------
Gross margin                               1,760,050         1,138,041      3,717,147      3,335,907

Other costs and expenses (income):
  Selling, general and administrative      1,212,046         1,283,253      3,752,866      4,156,430
  Interest                                   338,799           416,790      1,037,088      1,350,261
  (Gain) loss on disposal of assets                             18,450                      (944,809)
  Miscellaneous - net                           (975)              690         (2,925)      (229,586)
                                         -----------       -----------    -----------    -----------

Total other costs and expenses             1,549,870         1,719,183      4,787,029      4,332,296
                                         -----------       -----------    -----------    -----------

Net income (loss)                        $   210,180       $  (581,142)   $(1,069,882)   $  (996,389)
                                         ===========       ===========    ===========    ===========

Income (loss) applicable to common stock $   181,797       $  (615,340)   $(1,155,031)   $(1,098,983)
                                         ===========       ===========    ===========    ===========

Income (loss) per common share -
 basic and diluted:                      $      0.02       $     (0.17)   $     (0.23)   $      (0.3)
                                         ===========       ===========    ===========    ===========

  Weighted average common shares
    outstanding - basic and diluted        7,917,552         3,717,552      5,092,097      3,695,042
                                         -----------       -----------    -----------    -----------



                            See accompanying notes.

                         Meridian National Corporation
                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       November 30,
                                                                -------------------------
                                                                     1999          1998
                                                                -------------------------
Cash flows from operating activities
  Net loss                                                      $(1,069,882)   $ (996,389)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                457,098       746,648
       Write-down of inventory                                    1,345,000            --
       Gain on asset disposal                                            --      (944,809)
       Changes in operating assets and liabilities:
        Accounts receivable                                         464,348     3,706,569
        Inventories                                               3,019,329     2,240,776
        Other current assets                                         21,238       (36,019)
        Accounts payable and accrued liabilities                 (1,971,629)   (2,805,326)
                                                                -----------    ----------

         Net cash provided by operating activities                2,232,734     1,911,450

Cash flows from investing activities
  Additions to property and equipment                              (162,368)     (365,598)
  Changes in other assets                                           (28,847)       21,038
  Proceeds from disposals of property and equipment                      --     1,464,226
                                                                -----------    ----------
         Net cash provided by (used in) investing activities       (191,215)    1,119,666

Cash flows from financing activities
  Payments on notes payable                                      (5,447,097)   (1,091,440)
  Proceeds of borrowings from MNP                                 3,000,000            --
  Payments on long-term debt                                       (676,899)   (1,123,036)
  Proceeds from issuance of common stock                            294,000            --
  Cash dividends paid                                                27,000       (27,006)
                                                                -----------    ----------

         Net cash used in financing activities                   (2,856,996)   (2,241,482)
                                                                -----------    ----------

Increase (decrease) in cash and cash equivalents                   (815,477)      789,634

Cash and cash equivalents at beginning of period                    825,437        21,260
                                                                -----------    ----------

Cash and cash equivalents at end of period                      $     9,960    $  810,894
                                                                ===========    ==========


                            See accompanying notes.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Inventory Valuation

     At August 31, 1999, the Company recorded a $1,345,000 charge to cost of sales to write down inventory to estimated net realizable value.


2.  Sale of Common Stock

     On September 1, 1999, a private investor group (the "Buyers") purchased 4.2 million previously unissued shares of the Company's common stock pursuant to a Stock Purchase Agreement dated June 25, 1999 (the "Agreement") for $294,000.
The purchase of the common stock represented approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which currently holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the present holdings of MNP, constitutes 57% of the Company's outstanding and issued common stock.


3.  Notes Payable and Long-Term Debt

     In conjunction with the execution of the Stock Purchase Agreement with the Buyers, MNP made a loan in the amount of $1.5 million to the Company, the proceeds of which were used to repay a portion of the indebtedness owing to the Company's senior lender, the National Bank of Canada (the "Bank"). As of November 30, 1999, MNP has loaned a total of $3 million to the Company. The loans bear interest at prime plus 1% and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of the loans from MNP have been classified as long-term debt in the accompanying balance sheet.

                         MERIDIAN NATIONAL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                  (Unaudited)


     On September 3, 1999, the Company entered into an Amended and Restated Loan Agreement with the Bank (the "Loan Agreement"). The Loan Agreement provides for a $10 million revolving line of credit with interest at 3/4% above prime and a term loan of $1,650,000 with interest at 1% above prime. Provided there are no covenant defaults or other events of default under the Loan Agreement, the interest rate on the revolving loan and the term loan will be reduced by 1/4% as of August 31, 2000. As of November 30, 1999 the Company was not aware of any covenant defaults or other events of default under the Loan Agreement. The revolving loan expires in March 2002. The term loan provides for payments of interest only through March 2000 and, thereafter, monthly principal payments of $35,000 plus interest until fully paid in March 2004. Prior to the revised financing arrangements, the revolving line of credit and term loan payable to the Bank were classified as current liabilities in the Company's balance sheet. As a result of the revised terms of its obligations under the Loan Agreement, the long-term portion of the obligations owing to the Bank are shown as long-term debt at November 30, 1999.


4.  Related Party Transactions

     The Company leases property and equipment from affiliates of an officer and director of the Company. Lease charges from these affiliates during each of the three month periods ended November 30, 1999 and 1998 approximated $64,000.
Lease charges from these affiliates during each of the six month periods ended November 30, 1999 and 1998 approximated $192,000. Management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


                             Results of Operations

                     Third Quarter Ended November 30, 1999
                                  Compared to
                     Third Quarter Ended November 30, 1998


Steel Distribution and Processing Segment.   The steel distribution and
processing operations reported net sales of $9.6 million for the third quarter, a decrease of $743,000 or 7% compared to the third quarter of the prior year. The steel processing operations at the Company's Gary, Indiana facility were significantly curtailed in the fourth quarter of the prior fiscal year and operated only as a sales office in the current fiscal year. Sales generated by the Gary, Indiana operations decreased by $1,181,000 in the third quarter compared to the same period in the prior year. As further discussed in the Liquidity and Capital Resources section, sales volumes have been affected as a result of reduced availability of steel products from suppliers due to credit constraints earlier in the fiscal year. In the third quarter of the prior year, sales were depressed due to the pervasive effects on the steel industry, and many of the Company's customers, of a major automotive strike.

Operating income for this segment amounted to $745,000 for the third quarter compared to operating income of $69,000 for the third quarter of the prior fiscal year. Gross margin (net sales less cost of sales) as a percentage of net sales was 16.7% in the third quarter of fiscal 2000 compared to 8.8% in the third quarter of the prior fiscal year. The increase in gross margin percentage is a result of stronger sales of value-added product to the automotive market, which generally has a greater gross margin than as-is sales. The market for steel products remained somewhat soft during the third quarter, however the excess supply of steel product in the market appears to be declining. The Company anticipates increasing sales levels as its ability to purchase steel has been enhanced with the investment in the Company by the Buyers, the loan arrangement with MNP Corporation and the renegotiated financing arrangements with its senior lender, as discussed in the Liquidity and Capital Resources section which follows.

Waste Management Segment.   This segment reflects the results of operations of
the Company's paint waste recycling business. In July 1999, the Company discontinued processing of paint waste using its developmental Polymeric Recovery System. In fiscal year ended February 28, 1999 a $2.7 million restructuring charge was recorded to write down certain assets, mainly impaired equipment, and accrue certain liabilities related to the Polymeric Recovery

System. As a result, operating and administrative costs of the paint waste recycling operation have been significantly reduced. Revenues are affected to a lesser extent since revenues are primarily generated by its continuing DryPure recycling process. Net sales for this segment decreased to $896,000 in the third quarter of fiscal 2000 from $1,119,000 in the third quarter of the prior year.

The paint waste recycling business recorded an operating loss of $28,000 for the third quarter, an improvement of $27,000 over the operating loss of $55,000 for the third quarter of the prior year. The DryPure process for the last several years has operated at or near its capacity. Results in the current quarter have been affected by a larger mix of processing of paint waste received in bulk loads, which generate a lower average revenue per cubic yard processed.

Selling, General and Administrative Expenses.     The $71,000 decrease in
selling, general and administrative expenses in the third quarter is primarily attributable to lower personnel and administration costs for the paint waste recycling operation and the Gary, Indiana steel operation when compared to the same quarter of fiscal 1999.

Interest Expense.   Interest expense decreased $78,000 (or 19%) in the third
quarter compared to the prior year. Average outstanding borrowings fell due to a decrease in steel purchases, lower inventory levels and reduced working capital requirements.



                      Nine Months Ended November 30, 1999
                                  Compared to
                      Nine Months Ended November 30, 1998


Steel Distribution and Processing Segment.   Net sales for the steel
distribution and processing operations amounted to $28.9 million for the first nine months of fiscal 2000, a decrease of $6.3 million or 18% compared to the first nine months of the prior year. Processing activity at the Gary, Indiana facility was discontinued, leading to a $4.9 million sales decline, while the distribution business also experienced a sales decline due to reduced availability of steel products as a result of working capital constraints.

Operating income for this segment amounted to $517,000 for the first nine months of fiscal 2000 compared to operating income of $1,000 for the first nine months of the prior year. The results for the first nine months of fiscal 2000 includes a $1,345,000 non-recurring charge to cost of sales for adjustments to reflect the estimated net realizable value of aged inventory items as of August 31, 1999. Gross margin as a percentage of net sales was 10.7% in the first nine months of fiscal 2000, including the inventory adjustment, compared to 7.9% in same period of the prior year.

Waste Management Segment. Net sales for this segment decreased to $2,632,000 in the first nine months of fiscal 2000 from $3,079,000 in the same period of the prior year. The decrease results primarily from reduced volumes of material processed through the Polymeric Recovery System.

This segment reported a $7,000 operating profit for the first nine months of fiscal 2000, compared to an operating loss of $296,000 the first nine months of the prior year. This operation has undergone significant reductions in personnel costs, and has experienced a reduction of $189,000 in depreciation expense as a result of the equipment writedown that was recorded at February 28, 1999.

Selling, General and Administrative Expenses.     Expenses decreased $404,000 in
the first nine months of fiscal 2000 due primarily to lower personnel and administration costs for the paint waste recycling operation and the Gary, Indiana steel operation when compared to the same period of fiscal 1999.

Interest Expense.   Interest expense decreased $313,000 (or 23%) in the first
nine months of fiscal 2000. The Company's average outstanding borrowings fell due to a decrease in steel purchases, lower inventory levels and reduced working capital requirements. Interest rates were also lower during the current nine-month period compared to the same period last year.


                        Liquidity and Capital Resources

       The Company's primary source of liquidity is a $10 million revolving credit line with the National Bank of Canada (the "Bank"). Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories.

       The Bank had also previously provided financing which primarily funded the purchase and installation of certain equipment for the Company's paint waste recycling business. This financing was intended to be interim financing while the Company attempted to obtain permanent funding for the project through an initial public offering of securities in the Company's paint waste business.
The public offering never made it to market, and the Company was unable to make the final scheduled payment due to the Bank in March 1998 of $2,035,000. The Bank allowed the Company to continue to make monthly principal payments on the debt of $21,000 plus interest.

       As a result of the Company's inability to make payment of sums due the Bank and maintain the terms and covenants of the loan agreements, the Company, in May 1999, entered into a forbearance agreement with the Bank.

During the forbearance period the Bank agreed not to exercise its right to demand immediate payment of obligations due, and the right to foreclose, take possession of, and liquidate all collateral. The Bank also did not enforce the default interest rate during the forbearance period, which extended through September 1, 1999.

       On September 1, 1999, a private investor group (the "Buyers") purchased
4.2 million previously unissued shares of the Company's common stock pursuant to a Stock Purchase Agreement dated June 25, 1999 (the "Agreement") for $294,000.00. The purchase of the common stock represents approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the holdings of MNP, constitutes 57% of the Company's outstanding and issued common stock.

       In conjunction with the execution of the Stock Purchase Agreement with the Buyers, MNP made a loan in the amount of $1.5 million to the Company, the proceeds of which were used to repay an allowed overadvance owing the Bank. As of November 30, 1999, MNP has loaned a total of $3 million to the Company. The loans bear interest at prime plus 1% and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of the loans from MNP have been classified as long-term debt in the accompanying balance sheet.

       On September 3, 1999, the Company entered into an Amended and Restated Loan Agreement with the Bank (the "Loan Agreement"). The Loan Agreement provides for a $10 million revolving line of credit with interest at 3/4% above prime and a term loan of $1,650,000 with interest at 1% above prime. Provided there are no covenant defaults or other events of default under the Loan Agreement, the interest rate on the revolving loan and the term loan will be reduced by 1/4% as of August 31, 2000. As of November 30, 1999 the Company was not aware of any covenant defaults or other events of default under the Loan Agreement. The revolving loan expires in March 2002. The term loan provides for payments of interest only through March 2000 and, thereafter, monthly principal payments of $35,000 plus interest until fully paid in March 2004. Prior to the revised financing arrangements, the revolving line of credit and notes payable to the Bank were classified as current liabilities in the Company's balance sheet. As a result of the revised terms of its obligations under the Loan Agreement, the long-term portion of the obligations owing to the Bank are shown as long-term debt at November 30, 1999.

       Until recently, the Company had not been able to make timely payments to many of its trade and other creditors during the past year. As a result of the sale of the stock to the Buyers and the financing arrangements made with the Bank and MNP, the Company has recently negotiated deferred payment terms and expanded credit lines with most of its major suppliers. Management believes the arrangements established with its major suppliers will provide adequate supplies of steel product at competitive prices to meet its customers' requirements and increase its sales volume.

       The Company has also taken the following actions to improve operating results and cashflow.

    . At February 28, 1999 a $2.7 million restructuring charge was recorded to write down certain assets, mainly impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System of the paint waste recycling business. In July 1999, the Company discontinued processing of paint waste using this system. Operating and administrative costs at the paint waste recycling operation have been significantly reduced and operating results have significantly improved.

    . The Company is continuing to focus on its core steel processing and distribution business and is placing additional emphasis on purchasing and inventory management to enhance cash generated from operations.


       The working capital deficiency at November 30, 1999 amounted to $990,000. The improvement from the working capital deficiency at February 28, 1999 of $10,141,000 is due primarily to the reclassification of previous short-term obligations to long-term , as discussed above. Certain components of working capital, including accounts receivable, inventories and accounts payable, may fluctuate significantly based upon trends in sales volumes, market conditions and steel purchasing strategies for the Company's steel operations. Inventory levels have been significantly reduced from prior years due to limitations on the ability to purchase steel earlier in the year, as well as, more effective management of the steel purchasing function and an emphasis on increasing inventory turns.

       The Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under the Loan Agreement with the Bank. Management believes its existing resources, including cash provided by operating activities and its credit facilities will be sufficient to satisfy its working capital and other capital requirements through the end of fiscal 2000.

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

                         MERIDIAN NATIONAL CORPORATION
                                    PART II

                               OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

       On September 1, 1999 the Company sold 4.2 million shares of Common Stock, $.01 par value, in a private placement to a private investor group for $294,000, which funds were used for working capital purposes. These shares were not registered under the Securities Act of 1933 (the "Act") in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 of the regulations pursuant to the Act. This sale of stock is further described in Form 8-K filed with the Securities and Exchange Commission on September 15, 1999.


ITEM 3.  Defaults Upon Senior Securities

       The Company is in arrears in the payment of dividends on its $3.75 Series B Preferred Stock, $.001 par value. The arrearage consists of semiannual dividends payable on February 1, 1999 and August 1, 1999, aggregating $77,532 if paid in cash and has been accrued in the accompanying balance sheet.


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

          27. Financial Data Schedule

       (b)    Reports on Form 8-K

           One report on Form 8-K was filed during the quarter ended November 30, 1999. A report dated September 15, 1999 was filed to disclose a change in control of the Company, as of September 1, 1999, and revised financing arrangements with the Company's senior lender effective on September 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MERIDIAN NATIONAL CORPORATION
                                                  (Registrant)



Date:  January 14, 1999              By /s/ William D. Feniger
                                        ---------------------------
                                        William D. Feniger
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer


Date:  January 14, 1999              By /s/ James L. Rosino
                                        ---------------------------
                                        James L. Rosino
                                        Vice President - Finance and
                                        Chief Financial Officer