Form 10-K
period 2000-02-29
MERIDIAN NATIONAL CORP
filed 2000-06-13
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended FEBRUARY 29, 2000

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

                          Common Stock, $.01 par value
          Series B Convertible Voting Preferred Stock, $.001 par value
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                           -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 31, 2000, 7,917,552 shares of Meridian National Corporation common stock were outstanding, and the aggregate market value of voting stock (based upon the average bid and ask price on the OTC Bulletin Board) held by non-affiliates was approximately $599,000 for common stock and $117,000 for Series B convertible voting preferred stock.

                       Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which the registrant intends to file within 120 days after the close of its fiscal year ended February 29, 2000, are incorporated by reference into Part III of this report.

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

         In January 1994, the Company acquired real property and equipment located in Detroit, Michigan which was previously operated by the seller as a steel service center. The acquisition expanded the Company's steel processing services to the end-user market, primarily serving customers that supply the automotive industry.

                  In November 1995, the Company acquired the business and assets of a steel service center located in Gary, Indiana. This facility supplied steel products to primarily non-automotive markets. In the fourth quarter of fiscal year ended February 28, 1999, the Company significantly reduced its operations at this location due to continuing losses resulting from the inability to generate sufficient sales volume in this competitive market. The Company has sublet the facility to an unrelated company and either sold, or transferred to the Company's location in Toledo, Ohio, the steel service center equipment. In December 1999 the Company closed the sales office it had maintained in the Chicago market.

         In 1989 the Company formed National Purification, Inc. ("National Purification"), a wholly owned subsidiary, and entered into a general partnership with Haden Purification, Inc. ("Haden Purification"). The partnership, EPI, was formed to own and operate one or more facilities for the recycling of paint waste using a proprietary paint waste drying system (DryPureTM) developed by Haden Environmental Corporation ("Haden Environmental"), an affiliate of Haden Purification, and for the marketing of the reclaimed solids. EPI's first paint waste recycling facility started commercial operations in March 1991. National Purification and Haden Purification were equal partners in EPI and were otherwise unaffiliated. In 1992 Haden Purification terminated and abandoned its interest in EPI, and EPI became wholly owned by the Company through its subsidiaries, National Purification and MEPI Corp. ("MEPI"), which was formed in 1992. The Company completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 that utilized the Polymeric Recovery System (the "PRS system"), a new paint waste recycling process. In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $2,703,000 to write down certain assets and accrue certain liabilities related to the PRS system. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating and adhesive industries. The Company has been unable to market this product in a commercially viable manner and therefore has discontinued processing of paint waste through the PRS system. The Company continues to recycle paint waste using the DryPure(TM) system.

         In February 1996, Meridian National formed EPI Technologies, Inc., ("EPI Technologies"), as a wholly owned subsidiary. In November 1996, the Company transferred all of its shares in National Purification and MEPI to EPI Technologies. After the transfer, EPI Technologies indirectly owned 100% of EPI, the general partnership that operates the paint waste recycling facility. Concurrent with the transfers, EPI Technologies issued shares of its common stock representing a 20% ownership interest, equally to three investors, for $600,000, reducing the Company's ownership interest in its paint waste recycling operation to 80%.

         The Company's principal executive offices are located at 805 Chicago Street, Toledo, Ohio 43611 and its telephone number is (419) 729-3918.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's operations are classified within two separate industry segments. The steel distribution and processing segment handles flat rolled steel products primarily for the automotive, truck and appliance industries. The waste management segment recycles paint wastes for companies in the automotive and waste management industries, as well as arranging for disposal of paint wastes at third-party disposal sites.

         For financial information about the Company's industry segments, see
Note 11 to the consolidated financial statements of the Company, which are included elsewhere in this report as listed in PART IV, ITEM 14.

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

         STEEL DISTRIBUTION During fiscal years ended February 29, 2000 and February 28, 1999 and 1998, 40%, 36% and 35%, respectively, of the Company's net sales were generated through its steel distribution operations. The Company's steel distribution operations involve purchasing, storing and reselling steel products in their original form. The Company acquires steel from domestic steel mills under various steel purchase programs. Some of these programs involve the purchase of steel that did not meet order specifications of customers of the steel mills for whom the steel was originally intended. The Company also acquires steel products from steel mills under excess steel purchase programs. In times of low steel consumption, steel mills will make offerings of steel to distributors to maintain higher production rates at the steel mills. Ottawa River Steel is among the oldest companies operating as a steel distributor and has attained a good reputation and name identification in its industry. Historically, Ottawa River Steel has maintained strong relationships with a number of steel mills. These relationships and a broad base of steel suppliers have historically allowed Ottawa River Steel access to steel supplies when steel availability within the industry has been limited due to high demand.

         STEEL PROCESSING During fiscal years ended February 29, 2000 and February 28, 1999 and 1998, 52%, 56% and 60%, respectively, of the Company's net sales were generated by processed steel products and processing services. The Company provides slitting, cut-to-length, and batch pickling for steel products. These services are provided to customers as a value-added process to the Company's inventory for sale to end-user customers or to customers for customer-owned material (toll processing).

         * Slitting and Cut-to-length Flat rolled steel products are generally manufactured by the steel mills in wide coil form. Consumers of these flat rolled products may require the steel to be cut into several coils of narrower widths. The steel slitting process involves the passing of the coil through roller knives which cut the steel into the desired widths. Additionally, other users may require coils to be cut-to-length into sheets prior to taking delivery.

         * Pickling When steel is produced at the steel mills, it is rolled at high temperatures which creates a scaly surface on the steel. This scale must be removed for surface sensitive steel applications that require polishing, plating or other finished surfaces. The pickling process removes this scale by the immersion of the steel in acid. This process can be performed while the steel is in coil form through a continuous pickling process or when the steel is in either the coil or sheet form through a batch pickling process. Generally, hydrochloric acid is used in the continuous pickling process and sulfuric acid is used in the batch pickling process. After pickling, the steel is rinsed in baths of neutralizer and water and then is coated with oil to prevent rust.

         CUSTOMERS The Company's steel distribution and processing services are marketed to the automotive, truck, building, appliance, furniture and agriculture industries and to companies servicing these industries in the upper midwest, as well as other areas east of the Mississippi River. The majority of North American car and truck final assembly plants and primary metal industries are located within a 500-mile radius of the Company's facilities. Sales to a steel stamping customer, Production Stamping, Inc., accounted for 17%, 12% and 14% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively.

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


WASTE MANAGEMENT SEGMENT

         Paint wastes, because of their stickiness and leaching characteristics, are one of the most difficult wastes to legally dispose of and therefore pose a significant disposal problem for their generators. Approximately 40% to 60% of the paint used in industrial spray painting processes becomes waste that requires disposal or recycling. Currently, the only legal disposal methods available for paint wastes are landfill and incineration. While the short-term costs associated with landfilling (currently the most widely-used disposal method) are less than the short-term costs of incineration, generators using this method of paint waste disposal could be "potentially responsible parties" for liabilities associated with remediation of landfills where their paint waste has been disposed. Additionally, there continues to be a trend in the regulatory environment toward greater restrictions and liabilities associated with landfilling, including the disposal of paint wastes. As a result, many generators are electing to use incineration, which is a more expensive disposal process than direct disposal into landfills. Incineration involves either (i) fuel blending, which is the commingling of various waste streams into a fuel supplement for use as an alternative fuel in the manufacture of cement, reducing, in the process, but not eliminating the generator's liability, or (ii) direct thermal destruction of waste streams which results in the generation of an ash residue which may contain heavy metals or other hazardous constituents. Ash residue containing hazardous constituents must be disposed in a fully permitted hazardous waste landfill thereby continuing the generator's potential long-term liability connected with the disposal of hazardous wastes.

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

         PAINT WASTE RECYCLING In early 1989, the Company became aware of the magnitude of the disposal problems facing generators of paint wastes and learned of a then potentially unique process for the handling of these wastes. The process, known as DryPureTM and developed by Haden Environmental, heats the paint wastes, driving off liquids and volatile organic compounds, resulting in a dry inert powder that represents a reduction in volume of paint waste by up to 90%. Originally DryPureTM systems were sold directly to automobile manufacturers that disposed of the resultant dry powder from the process in landfills. The Company recognized that small and mid-size paint waste generators presented a market for the DryPureTM system. In addition, the Company began exploring the possibility of marketing the resultant dry powder, EPI-PURETM, and was successful in finding commercial applications for it. In 1989, Haden Purification and the Company formed EPI as a general partnership for the purpose of constructing and operating commercial facilities to recycle paint wastes. EPI commenced commercial operations at its newly constructed paint waste recycling facility in Toledo, Ohio in March 1991. In 1992, Haden Purification terminated its 50% partnership interest in EPI and National Purification and MEPI, wholly owned subsidiaries of the Company, became sole general partners of EPI.

         EPI completed a building and equipment expansion of its Toledo, Ohio facility in April 1997 to commercialize the PRS system. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating and adhesive industries. The Company has been unable to market this product in a commercially viable manner and therefore discontinued processing of paint waste through the PRS system in July 1999. In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $2,703,000 to write down certain assets and accrue certain liabilities related to the PRS system. The Company continues to recycle paint waste using the DryPure(TM) system.

         The paint waste recycling business generated 8% of the Company's net sales in each of the fiscal years ended February 29, 2000 and February 28, 1999 and 5% in the fiscal year ended February 28, 1998.

         CUSTOMERS The Company markets its paint waste recycling services to businesses that have spray-painting operations. The Company's marketing activities are concentrated in the midwest region of the United States where over 80% of its revenues are generated, with the majority of annual revenues derived from customers in the automotive assembly business. The Company's customers generally are environmentally conscientious and demand that the Company maintain stringent quality controls. The Company has built its reputation in the industry through consistent customer service by addressing these customer needs. Since one of the primary benefits of using the Company's services is the elimination of the potential long-term liability associated with landfill disposal of paint waste, many customers conduct thorough reviews and audits of the Company's operations, including the Company's compliance with environmental laws and regulations.

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

         Competitive factors in paint waste processing or disposal include price, service and the elimination of the potential long-term liability associated with paint waste generation and disposal. While paint wastes generally can be landfilled or incinerated at a lower initial cost than recycling, these disposal methods expose the generators to potential long-term liability under stringent federal and state regulations. On the other hand, although the costs of the Company initially are greater than landfill or incineration, the Company's recycling process substantially eliminates continuing generator liability. Landfill and incineration services are provided by national, regional and local companies, many of which have substantially greater resources than the Company. In addition, the Company's direct recycling competitors have substantially greater financial, marketing and other resources than the Company. There can be no assurance that one of the Company's competitors or a new company will not develop a method of recycling paint waste which is more efficient and less costly than the methods currently employed by the Company. Additionally, there can be no assurance that large industrial customers or other waste management companies will not attempt to develop their own methods of recycling or otherwise minimizing, treating or disposing of wastes.

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

SEASONALITY

         The Company primarily provides products and services to the automotive, truck and appliance industries. Therefore, the Company's results are affected by cycles in such industries and changes in demand based on general economic conditions. Traditionally, many automotive plants operate at reduced levels during June and July due to holiday and vacation schedules and are closed during the last part of December, which adversely affects the Company's revenues for those periods. The operations of EPI are generally unaffected by seasonality factors since it has been operating its DryPureTM recycling system at or near capacity for several years.

GOVERNMENT REGULATION

         The Company's operations are subject to many federal, state and local requirements relating to the protection of the environment. Management believes that the Company is in material compliance with all applicable environmental laws and that the Company's products and processes do not present any unusual environmental concerns. The Company does not anticipate any material expenditures to continue to meet environmental requirements.

         The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. Management believes that the Company is in material compliance with applicable laws and regulations and does not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

EMPLOYEES

         As of May 31, 2000, the Company had 115 employees, of whom 87 were employed in steel distribution and processing (includes 28 leased employees), 22 were employed in waste management, with the remainder serving in executive and administrative capacities. Approximately 29 of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its own employees and with the leased employees presently employed at its facilities are good.

ITEM 2.     PROPERTIES

         The Company's corporate offices are located in Toledo, Ohio and occupy approximately one-half of an 8,500 square foot building pursuant to a month-to-month lease with Greenbelt Associates. Greenbelt is a general partnership owned by William D. Feniger, Yale M. Feniger and Real P. Remillard, who are current or former officers and/or stockholders in the Company. The Company leases the remainder of the building for the offices of its steel distribution and steel processing operations under identical terms and conditions. The total monthly rent for these office facilities is $7,344 per month.

         On a site adjacent to its corporate offices, the Company maintains office space and its active steel pickling operation in a 23,000 square foot building. Also on the site the Company utilizes an additional 45,000 square feet in a building for steel warehousing and a steel slitting operation. The facilities at this site, including an additional 60,000 square feet of outside storage space, is leased pursuant to a lease executed in July 1997 for an initial term of 120 months with Chicago Investors. The lease provides for three optional one-year renewals. Chicago Investors is a general partnership that is owned, in turn, by two other partnerships. One of these partnerships is Champlain Investors, a general partnership, which is owned by William D. Feniger and Yale M. Feniger, who are current or former officers and stockholders in the Company. The other partnership is unrelated to the Company. The lease provides for a monthly rent of $14,255 through the June 30, 2007 lease termination date. The monthly rental for the option periods is $17,106. Chicago Investors, under an oral arrangement, has agreed to defer the rental increase that was due to commence on March 1, 1998 and to maintain the monthly rent at $12,255, at the option of Chicago Investors. The Company also sub-leases another 22,000 square feet of warehouse space used for steel storage at this site from an affiliate of the unrelated partnership.

         The Company's steel service center in Detroit, Michigan is housed in two adjacent buildings situated on approximately two acres of land owned by the Company. The main building consists of 58,500 square feet, including 8,500 square feet of office space. The second building consists of 8,000 square feet and is being used for steel storage. This property is subject to a mortgage in favor of William D. Feniger (subsequently assigned to a lender) having an outstanding balance of $501,000 at February 29, 2000.

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

         The Company conducts its paint waste recycling operations in a 19,500 square foot building in Toledo, Ohio. This property, along with certain recycling equipment, is owned by EPI and is subject to a mortgage of which the former partner of EPI has assumed 50% of the obligation. EPI's obligation with respect to this mortgage was $302,000 at February 29, 2000.

         In addition, an adjacent 14,000 square foot building is leased by EPI from Chicago Investors where the recycled powder from the DryPureTM process is screened, packaged and warehoused prior to shipment. The term of the lease expires February 28, 2001 at a rental of $1,175 per month.

         The Company believes that its existing facilities and properties are adequate for its current operations.


ITEM 3.     LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the last quarter of the Company's fiscal year ended February 29, 2000.

EXECUTIVE OFFICERS

         Set forth below is certain information regarding the executive officers of the Company. Officers, who are elected annually by the Board of Directors of the Company, serve at the pleasure of the Board of Directors.


         William D. Feniger       53    Chief Executive Officer and President
         James L. Rosino          45    Chief Financial Officer, Vice President-
                                          Finance, Secretary and Treasurer

         William D. Feniger has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1985. On March 21, 1991, Mr. Feniger was named President of the Company.

         James L. Rosino has been Chief Financial Officer and Vice President - Finance of the Company since February 1996. On May 31, 1996, Mr. Rosino was named Secretary and Treasurer of the Company. Mr. Rosino served as Corporate Controller from May 1988 through February 1996.


                                     PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers under the symbol "MRCO". The following table sets forth, for the quarterly periods indicated, the high and low bid prices for the Common Stock as quoted on the OTC Bulletin Board. Such quotations on the OTC Bulletin Board represent bids between dealers without adjustment for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.


Year ended February 29, 2000                        High                  Low
----------------------------                        ----                  ---
         First Quarter                             $ .19                  $.08
         Second Quarter                              .17                   .13
         Third Quarter                               .19                   .14
         Fourth Quarter                              .29                   .15

Year ended February 28, 1999
----------------------------
         First Quarter                             $.656                 $.406
         Second Quarter                              .54                  .406
         Third Quarter                              .406                  .125
         Fourth Quarter                              .20                  .125


         As of May 31, 2000 there were approximately 500 stockholders of record of the Company's Common Stock.

         To date, the Company has not paid any dividends on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, on the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Board does not presently intend to pay any dividends on its Common Stock in the immediate future, but it intends to retain all earnings for use in its business operations. Pursuant to a current credit agreement with the Company's senior lender, the Company cannot pay dividends on its Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA

         The selected financial data of the Company set forth below should be read in conjunction with the audited consolidated financial statements, the notes thereto and other financial information included elsewhere in this report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                      Year ended February 28 or 29
                                              -----------------------------------------------------------------------------

                                                  2000           1999             1998             1997             1996
                                              -----------------------------------------------------------------------------
OPERATIONS STATEMENT DATA:

Net sales                                     $42,562,854   $ 49,291,003     $ 70,683,989     $ 66,511,224    $  54,672,987
Gross margin                                    5,227,583      3,973,144        6,284,309        7,988,913        5,659,971
Loss from continuing
   operations before extraordinary gain        (1,059,205)    (5,533,982)(3)   (2,617,911)(2)     (619,465)      (1,728,196)
Net (loss) income                              (1,059,205)    (5,533,982)(3)   (2,617,911)(2)        4,392       (1,349,608)
Loss applicable
   to common stock (1)                         (1,172,737)    (5,657,700)(3)   (2,763,101)(2)     (131,967)      (1,479,370)
Loss per common share -
   Basic and diluted :
      Loss from continuing
        operations before extraordinary gain  $     (0.20)  $      (1.54)(3) $      (0.78)(2) $      (0.23)   $       (0.71)
      Net loss                                      (0.20)         (1.54)(3)        (0.78)(2)        (0.04)           (0.56)
 Weighted average common shares:
       Basic                                    5,794,601      3,678,082        3,532,195        3,241,349        2,638,126
       Diluted                                  5,794,601      3,678,082        3,532,195        3,241,349        2,638,126

BALANCE SHEET DATA:

Working capital (deficiency)                  $  (976,840)  $(10,141,118)    $ (7,511,001)    $ (1,866,090)   $  (1,443,113)
Total assets                                   16,571,343     22,122,626       32,924,546       33,700,810       26,546,797
Long-term debt                                 10,307,810      1,169,705        2,983,375        6,586,293        6,847,416
Stockholders' (deficit) equity                 (7,956,763)    (7,040,026)      (1,431,271)       1,198,162          546,581

-----------

(1) Represents net (loss) income reduced by dividends paid on preferred stock in cash and in shares of common stock. To date, the Company has not paid any dividends on its common stock.

(2) Includes a $169,465 charge or 5 cents per share, net of income tax, from write-down of noncurrent assets.

(3) Includes a $2,702,764 charge or 73 cents per share, net of income tax, from restructuring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      YEAR ENDED FEBRUARY 29, 2000 COMPARED TO YEAR ENDED FEBRUARY 28, 1999

STEEL DISTRIBUTION AND PROCESSING SEGMENT The steel distribution and processing operations reported net sales of $39.2 million for fiscal 2000, a decrease of $6.2 million or 14% compared to fiscal 1999. The steel processing operations at the Company's Gary, Indiana facility were significantly curtailed in the fourth quarter of the prior fiscal year and a sales office servicing the Chicago market was closed in the latter part of fiscal 2000. Sales generated by the Indiana operations decreased by $6.0 million in fiscal 2000 compared to fiscal 1999. Sales volumes were also affected as a result of reduced availability of steel products from suppliers due to credit constraints earlier in fiscal 2000.

         Operating income for this segment amounted to $852,000 for fiscal 2000 compared to operating income of $12,000 for fiscal 1999. Gross margin (net sales less cost of sales) as a percentage of net sales was 11.4% in fiscal 2000 compared to 7.4% in the prior fiscal year. The increase in gross margin percentage is a result of stronger sales of value-added product to the automotive market, which generally has a greater gross margin than as-is sales. Fiscal 1999 operations were affected by the pervasive effects on the steel industry, and many of the Company's customers, of a major automotive strike in the summer of 1998. The Company's gross margins are subject to fluctuation as a result of changes in the cost of steel purchases. While the Company is typically able to pass the increase in steel costs on to its customers, the timing of such increases may not coincide with the purchasing side. Overall, the market for steel products strengthened somewhat in the latter part of fiscal 2000 as demand outpaced steel production. Accordingly, as steel prices in the market increased, the margins the Company generated during the second half of fiscal 2000 decreased. The Company anticipates increasing sales levels in fiscal 2001 as its ability to purchase steel has been enhanced with the equity investment in the Company, the loan arrangement with MNP Corporation and the renegotiated financing arrangements with its senior lender, as discussed in the Liquidity and Capital Resources section which follows. However, the forecast for fiscal 2001 sales volumes and margins are somewhat unsettled as steel inventories in the distribution channels are rising and pricing pressures are reappearing in the steel markets.

WASTE MANAGEMENT SEGMENT This segment reflects the results of operations of the Company's paint waste recycling business. In July 1999, the Company discontinued processing of paint waste using its developmental PRS system. In fiscal year ended February 28, 1999 a $2.7 million restructuring charge was recorded to write down certain assets, mainly impaired equipment, and accrue certain liabilities related to the PRS system. As a result, operating and administrative costs of the paint waste recycling operation have been significantly reduced. Revenues are affected to a lesser extent since revenues are primarily generated by its continuing DryPureTM recycling process. Net sales for this segment decreased to $3,342,000 in fiscal 2000 from $3,872,000 in the prior fiscal year, a 14% decline.

         The paint waste recycling business recorded an operating loss of $73,000 for fiscal 2000. The operating loss of $3,174,000 for fiscal 1999 included a $2,703,000 restructuring charge to write down certain assets, principally impaired equipment, and accrue certain liabilities related to the PRS system. The DryPureTM process for the last several years has operated at or near its capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $769,000 decrease in selling, general and administrative expenses in the current fiscal year is primarily attributable to lower personnel and administration costs for the paint waste recycling operation and the Gary, Indiana steel operation when compared to the prior fiscal year.

INTEREST EXPENSE Interest expense decreased $323,000, or 19%, in the current fiscal year compared to the prior year. Average outstanding borrowings fell due to a decrease in steel purchasing, significantly lower inventory levels and reduced working capital requirements.

      YEAR ENDED FEBRUARY 28, 1999 COMPARED TO YEAR ENDED FEBRUARY 28, 1998

STEEL DISTRIBUTION AND PROCESSING SEGMENT The Company's steel distribution and processing operations reported net sales of $45.4 million for fiscal 1999, a decrease of $21.5 million or 32% from the prior year. The sales decrease resulted primarily from the pervasive effects on the steel industry, and many of the Company's customers, of a major automotive strike in the summer of 1998. Also a sharp decline in demand for steel products at reasonable pricing was experienced in the latter half of the year as a result of the large supply of low-priced foreign steel entering the domestic steel market.

         Operating profits for this segment amounted to $12,000 for fiscal 1999, a decrease of $1,074,000 from the prior year. Gross margin (net sales less cost of sales) as a percentage of net sales was 7.4% in fiscal 1999 compared to 8.2% in the prior year. Gross margin percentages decreased due to pricing pressures resulting from a softening of demand in the steel markets in fiscal 1999.

WASTE MANAGEMENT SEGMENT Net sales for paint waste recycling increased slightly to $3,872,000 in fiscal 1999 from $3,719,000 in the prior year. For the past several years, this business has operated at or near its processing capacity.

         This segment reported a $3,174,000 operating loss for fiscal 1999, compared to a $1,067,000 operating loss for the prior year. The operating results for this segment included operating costs related to the commencement of the start-up period for the Polymeric Recovery System, which used the new paint waste recycling technology. In fiscal 1999, the Company recorded restructuring charges of $2,703,000 to write down certain assets, principally impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System. The operating loss in fiscal 1998 also includes $462,000 of costs written off relating to a proposed public offering for this segment. The funding for this expansion was to have been provided from the proceeds of an initial pubic offering of an approximate 50% interest in EPI Technologies. The proposed offering was abandoned due to weakness in the public market for the offering and other matters.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $977,000 working capital deficiency at February 29, 2000. The improvement from a working capital deficiency at February 28, 1999 of $10,141,000 is due primarily to the reclassification of previous short-term obligations to long-term, as discussed below. Certain components of working capital, including accounts receivable, inventories, accounts payable and notes payable, historically may fluctuate significantly based upon trends in overall market conditions, sales volume and steel purchasing strategies of the Company's steel operations. In fiscal 2000 the reduction of steel inventories was primarily responsible for the generation of $2,488,000 of cash flows from operations.

         On September 1, 1999, a private investor group (the "Buyers") purchased
4.2 million previously unissued shares of the Company's common stock pursuant to a Stock Purchase Agreement dated June 25, 1999 (the "Agreement") for $256,000 in cash, net of issuance costs of $38,000. The purchase of the common stock represents approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the holdings of MNP, constitutes 57% of the Company's outstanding and issued common stock.

         On September 3, 1999, the Company entered into an Amended and Restated Loan Agreement (the "Loan Agreement") with the National Bank of Canada (the "Bank"). The Loan Agreement provides for a $10 million revolving line of credit with interest at 3/4% above prime and a term loan of $1,650,000 with interest at 1% above prime. Provided there are no covenant defaults or other events of default under the Loan Agreement, the interest rate on the revolving loan and the term loan will be reduced by 1/4% as of August 31, 2000. The revolving loan expires in March 2002. The term loan provides for payments of interest only through March 2000 and, thereafter, monthly principal payments of $35,000 plus interest until fully paid in March 2004. Prior to the Loan Agreement, the revolving line of credit and term loan were classified as current liabilities in the Company's balance sheet. As a result of the revised terms of its obligations under the Loan Agreement, the long-term portion of the obligations owing to the Bank are shown as long-term debt at February 29, 2000.

         The Company's primary source of liquidity is the $10 million revolving credit line with the Bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of February 29, 2000, the outstanding balance of the revolving credit line amounted to $7,198,000 and unused availability amounted to $721,000. The Loan Agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the Loan Agreement and payment of such dividend would not result in any defaults. The Loan agreement prohibits capital expenditures in excess of $250,000 during any fiscal year and requires maintaining an interest coverage ratio of at least 1.0 to 1.0, and maintaining a fixed charge coverage ratio of at least 1.0 to 1.0 (1.2 to 1.0 for the quarter ended May 31, 2000 and thereafter).

         Since July 1999, MNP has loaned the Company a total of $3.6 million as of February 29, 2000. The loans bear interest at prime plus 1% and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of loans from MNP have been classified as long-term debt in the accompanying balance sheet at February 29, 2000.

         Until midway through fiscal 2000, the Company had not been able to make timely payments to many of its trade and other creditors. As a result of the sale of the stock to the Buyers and the financing arrangements made with the Bank and MNP, the Company was able to negotiate deferred payment terms and expanded credit lines with most of its major suppliers. Management believes the arrangements established with its major suppliers will allow for adequate supplies of steel product at competitive prices to meet its customers' requirements and allow the Company to increase its sales volume during fiscal 2001.

         In addition to the sale of stock, modifications to its debt obligations and discontinuance of the PRS system during fiscal 2000, the Company is continuing to focus on its core steel processing and distribution business and is placing additional emphasis on purchasing and inventory management to improve operating results and enhance cash generated from operations.

         The Company does not have any material capital expenditure commitments at this time. Capital expenditures are limited under the Loan Agreement with the Bank. Management believes its existing resources, including cash provided by operating activities and its credit facilities will be sufficient to satisfy its working capital and other capital requirements for fiscal 2001.


                                    YEAR 2000

         The Company uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. Such suppliers confirmed to the Company that such products are Year 2000 compliant. The Company did not incur any significant costs to become Year 2000 compliant. The Company did not experience any significant Year 2000 difficulties on January 1, 2000 or thereafter from its own hardware or software, nor was it affected, to the best of the Company's knowledge, by any significant Year 2000 problems at its suppliers or customers.

                           FORWARD-LOOKING STATEMENTS

         This Form 10-K, other SEC filings, and other pronouncements made from time to time by the Company may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. The Company is subject to risks inherent in the industries which the Company operates and to which the Company sells products. These industries, and therefore the Company, are subject to changes in the economy in general, including the effects of rising interest rates. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Accordingly, actual results may differ materially from those anticipated by such statements. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained herein will in fact transpire or prove to be accurate and such information and statements should not be relied upon. The Company undertakes no responsibility to update any forward-looking statement that may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) that the Company is exposed to is interest rate risks. The adverse effect of potential changes in this market risk is discussed below. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

VARIABLE-RATE DEBT. As of February 29, 2000, the Company had approximately $12.4 million outstanding under various debt instruments whose interest rates vary in accordance with the Bank's prime rate. The amount outstanding under these credit facilities will fluctuate throughout the year based upon working capital requirements. Based upon the $12.4 million outstanding under these obligations at February 29, 2000, a hypothetical 1.0% change in the interest rate from the rates in effect at February 29, 2000 would cause a change in interest expense of approximately $123,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is flexibility and lower overall cost as compared with fixed-rate borrowings.

FIXED-RATE DEBT. As of February 29, 2000, the Company had approximately $1.6 million of long-term fixed-rate debt outstanding. The estimated fair value of this debt approximates the carrying value and the market risk from a hypothetical 1.0% change in interest rates is not considered material due to the relatively short maturities on the this fixed-rate debt.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item, except for certain information relating to Executive Officers set forth at the end of Part I. is omitted inasmuch as the Company intends to file its definitive 2000 Proxy Statement (the "2000 Proxy statement") containing such information with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended February 29, 2000, and such information is incorporated herein by reference.



ITEM 11.     EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the 2000 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The information required by this Item is incorporated by reference from the 2000 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the 2000 Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

         1. The following consolidated financial statements of the Company are submitted pursuant to the requirements of ITEM 8:

              Report of Independent Auditors                                F-1

              Consolidated Balance Sheets at February 29, 2000 and February
              28, 1999                                                      F-2

              Consolidated Statements of Operations for each of the three
              years in the period ended February 29, 2000                   F-4

              Consolidated Statements of Stockholders' (Deficit) Equity for each of the three years in the period ended February 29, 2000 F-5

              Consolidated Statements of Cash Flows for each of the three
              years in the period ended February 29, 2000                   F-6

              Notes to Consolidated Financial Statements                    F-7

         2. The following consolidated financial statement schedule of the Company is submitted pursuant to the requirements of ITEM 14(d):

             Schedule II - Valuation and Qualifying Accounts                F-21

             All other schedules required pursuant to the requirements of ITEM 14 (d) are omitted because they are not applicable, not material, not required or the required information is included in the applicable consolidated financial statements or notes thereto.


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

         10.01(a) Amended and Restated Loan and Security Agreement, dated September 3, 1999, among the Company, certain of its subsidiaries and National Bank of Canada.

         10.01(b) Subordination Agreement dated September 3, 1999, among the Company, certain of its subsidiaries, MNP Corporation and National Bank of Canada.

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

         10.05(a)*       Meridian National Corporation 1990 Non-Qualified and
                         Incentive Stock Option Plan, dated August 20, 1990
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 28,
                         1991).

         10.05(b)*       Amendment No. 1 to the Meridian National Corporation
                         1990 Non-Qualified and Incentive Stock Option Plan, effective May 12, 1994 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

         10.05(c)*       Amendment No. 2 to the Meridian National Corporation
                         1990 Non-Qualified and Incentive Stock Option Plan, effective June 6, 1995 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

         10.06(a)*       Amended and Restated 1987 Non-Employee Directors' Stock
                         Option Plan of Meridian National Corporation, dated
                         August 20, 1990 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                         February 28, 1991).

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

         10.06(c)*       Amendment No. 2 to the Amended and Restated 1987
                         Non-Employee Directors' Stock Option Plan of Meridian
                         National Corporation, effective May 12, 1994
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 29,
                         1996).

         10.06(d)*       Amendment No. 3 to the Amended and Restated 1987
                         Non-Employee Directors' Stock Option Plan of Meridian
                         National Corporation, effective June 6, 1995
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 29,
                         1996).

         10.07* Meridian National Corporation Tax Deferred Retirement and Savings Plan, as amended and restated (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1995).

         10.08* Employment Agreement of William D. Feniger, dated July 31, 1997 (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1998).

         10.9(a)* Bond Purchase Agreement, dated February 12, 1990, between the Company, EPI, Haden MacLellan Holdings, plc, Miller & Schroeder Financial, Inc. and The Toledo-Lucas County Port Authority (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

         10.9(b)* Guaranty Agreement, dated as of December 15, 1989, between the Company and Society Bank & Trust, Trustee (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                         1990).

         10.9(c)* Loan Agreement, dated as of December 15, 1989 (including the Note as an Exhibit thereto) between Toledo-Lucas County Port Authority and EPI (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                         1990).

         10.9(d)* Open-End Mortgage and Security Agreement, dated as of December 15, 1989, between EPI and Society Bank & Trust, Trustee (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28, 1990).

         10.10* Amended and Restated Partnership Agreement of Environmental Purification Industries Company (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 28,
                         1994).

         10.11(a)*       Loan and Security Agreement, dated November 17, 1995,
                         between Ottawa River Steel Co. and FINOVA Capital
                         Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                         February 29, 1996).

         10.11(c)*       Industrial Building Lease, dated November 10, 1995,
                         between Ottawa River Steel Co. and Centerpoint
                         Properties Corporation (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended February 29, 1996).

         10.11(d)*       Second Lease Amendment dated December 15, 1998, between
                         Ottawa River Steel Co., Meridian National Corporation and Great Lakes Industrial Partners L.P. (incorporated herein by reference from the Company's Report on Form
                         10-K for fiscal year ended February 28, 1999).

         10.11(e)*       Sublease Agreement, effective as of December 15, 1998,
                         between Ottawa River Steel Co. and Centennial Steel
                         Processing, LLC (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                         February 28, 1999).

         10.13(a)*       Stock Purchase Agreement, dated November 19, 1996,
                         among Environmental Purification Industries, Inc.,
                         Spencer Browne, MNP Corporation and Elliot Smith
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 28,
                         1997).

         10.13(b)*       Registration Rights Agreement, dated November 19, 1996,
                         among Environmental Purification Industries, Inc.,
                         Spencer Browne, MNP Corporation and Elliot Smith
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 28,
                         1997).

         10.13(c)*       Stockholders Agreement, dated November 19, 1996,
                         among Environmental Purification Industries, Inc.,
                         Spencer Browne, MNP Corporation and Elliot Smith
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 28,
                         1997).

         10.14(a)*       Cognovit Demand Promissory Note for $618,000, dated
                         February 4, 1999, of Ottawa River Steel Co. to William
                         D. Feniger (incorporated herein by reference from the Company's Report on Form 10-K for fiscal year ended
                         February 28, 1999).


         10.14(b)*       Open-end Mortgage, dated February 4, 1999, between
                         Ottawa River Steel Co. and William D. Feniger
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 28,
                         1999).


         10.14(c)*       Security Agreement, dated February 4, 1999, between
                         Ottawa River Steel Co. and William D. Feniger
                         (incorporated herein by reference from the Company's
                         Report on Form 10-K for fiscal year ended February 28,
                         1999).


         10.15(a) Stock Purchase Agreement, Dated as of June 25, 1999, among The Company, the Buyers as listed in the document and MNP Corporation.

         10.15(b) Loan Agreement, dated as of June 30, 1999, among the Company, certain of its subsidiaries and MNP Corporation.

         21              List of Subsidiaries of Registrant

         23              Consent of Independent Auditors

         27              Financial Data Schedule




(b)      Reports filed on Form 8-K.

         There were no reports filed on Form 8-K during the fourth quarter of the Company's 2000 fiscal year.

------------------------

* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June 2000.

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

         Signature                       Title                        Date
         ---------                       -----                        ----

/s/ William D. Feniger         Chairman of the Board               June 13, 2000
-------------------------      of Directors, Director, President
William D. Feniger             and Chief Executive Officer
                               (Principal Executive Officer)



/s/ James L. Rosino            Vice President - Finance            June 13, 2000
-------------------------      (Principal Financial and
James L. Rosino                Accounting Officer)



/s/ Larry Berman               Director                            June 13, 2000
-------------------------
Larry Berman

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Meridian National Corporation and Subsidiaries
Toledo, Ohio


We have audited the accompanying consolidated balance sheets of Meridian National Corporation and Subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian National Corporation and Subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presented fairly, in all material respects the information set forth therein.


                                                    REHMANN ROBSON, P.C.

Farmington Hills,  Michigan
April 21, 2000

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                ASSETS                          FEBRUARY 29        FEBRUARY 28
                                                                -----------        -----------
                                                                  2 0 0 0            1 9 9 9
                                                                -----------        -----------
CURRENT ASSETS
     Cash and cash equivalents                                  $     3,350        $   825,437
     Accounts receivable, net of allowance  for doubtful
        accounts of $477,600 ($448,000 in 1999)                   8,032,915          8,021,764
     Inventories                                                  4,287,544          8,281,272
     Restricted investments                                         294,516               --
     Other current assets                                           625,131            723,356
                                                                -----------        -----------
TOTAL CURRENT ASSETS                                             13,243,456         17,851,829
                                                                -----------        -----------

PROPERTY AND EQUIPMENT
     Buildings, building improvements and
        leasehold improvements                                    1,260,452          1,263,209
     Machinery and equipment                                      4,961,206          4,825,722
     Office furniture and equipment                                 714,602            815,466
     Land and land improvements                                     175,939            163,592
     Construction in progress                                          --               26,350
                                                                -----------        -----------
Total property and equipment                                      7,112,199          7,094,339
     Less accumulated depreciation and amortization               3,849,994          3,514,601
                                                                -----------        -----------
NET PROPERTY AND EQUIPMENT                                        3,262,205          3,579,738
                                                                -----------        -----------
OTHER ASSETS                                                         65,682            691,059
                                                                -----------        -----------



TOTAL ASSETS                                                    $16,571,343        $22,122,626
                                                                ===========        ===========


The accompanying notes are on integral part of these consolidated financial statements.

               LIABILITIES AND STOCKHOLDERS' DEFICIT                       FEBRUARY 29           FEBRUARY 28
                                                                           ------------         ------------
                                                                              2 0 0 0             1 9 9 9
                                                                           ------------         ------------
CURRENT LIABILITIES
     Accounts payable                                                      $  7,269,644         $ 11,424,481
     Accrued liabilities                                                        814,351              721,882
     Accrued compensation                                                       432,029              382,100
     Short-term notes payable
        Revolving line of credit                                                   --             11,811,627
        Affiliate                                                             2,100,000                 --
        Other                                                                 1,642,084                 --
     Current portion of long-term debt
        Loans payable to affiliate                                              501,465              607,811
        Other                                                                 1,460,723            3,045,046
                                                                           ------------         ------------
TOTAL CURRENT LIABILITIES                                                    14,220,296           27,992,947
                                                                           ------------         ------------
Long-term debt due after one year
     Revolving line of credit                                                 7,198,025                 --
     Affiliates                                                               1,775,232              275,232
     Other                                                                    1,334,553              894,473
                                                                           ------------         ------------
Total long-term debt due after one year                                      10,307,810            1,169,705
                                                                           ------------         ------------
TOTAL LIABILITIES                                                            24,528,106           29,162,652
                                                                           ------------         ------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' DEFICIT
     Preferred stock, $.001 par value; authorized 5,000,000 shares:
        $100 Series A, 5,000 shares authorized,
           4,000 shares issued and outstanding                                  400,000              400,000
        $3.75 Series B, 1,375,000 shares authorized,
           206,752 shares issued and outstanding                                775,320              775,320
     Common stock, $.01 par value; authorized 20,000,000
       shares, issued and outstanding, 7,917,552 shares
        (3,717,552 in 1999)                                                      79,176               37,176
     Additional paid in capital                                              11,212,866           10,998,866
     Accumulated deficit                                                    (20,424,125)         (19,251,388)
                                                                           ------------         ------------
TOTAL STOCKHOLDERS' DEFICIT                                                  (7,956,763)          (7,040,026)
                                                                           ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 16,571,343         $ 22,122,626
                                                                           ============         ============

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED
                                               ------------------------------------------------------
                                                FEBRUARY 29          FEBRUARY 28          FEBRUARY 28
                                                  2 0 0 0              1 9 9 9              1 9 9 8
                                               ------------         ------------         ------------
Net sales                                      $ 42,562,854         $ 49,291,003         $ 70,683,989
Cost of sales                                    37,335,271           45,317,859           64,399,680
                                               ------------         ------------         ------------
Gross margin                                      5,227,583            3,973,144            6,284,309
                                               ------------         ------------         ------------

Other costs and expenses (income)
    Selling, general and administrative           5,043,142            5,811,642            6,901,510
    Interest                                      1,397,347            1,720,719            1,786,465
    Restructuring charges                              --              2,702,764                 --
    Loss (gain) on disposal of property
      and equipment                                  11,413             (501,327)                --
    Cost of abandoned registration                     --                   --                462,414
    Minority interests                                 --                   --                (96,600)
    Miscellaneous - net                            (165,114)            (226,672)            (151,569)
                                               ------------         ------------         ------------
Total other costs and expenses                    6,286,788            9,507,126            8,902,220
                                               ------------         ------------         ------------
Net loss                                       $ (1,059,205)        $ (5,533,982)        $ (2,617,911)
                                               ============         ============         ============

Loss applicable to common stock                $ (1,172,737)        $ (5,657,700)        $ (2,763,101)
                                               ============         ============         ============


Loss per common share -
  basic and diluted                            $      (0.20)        $      (1.54)        $      (0.78)
                                               ============         ============         ============





The accompanying notes are an integral part of these consolidated financial statements.

                 MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                                                  $100               $3.75
                                                                SERIES A            SERIES B
                                                                PREFERRED           PREFERRED               COMMON
                                                                  STOCK               STOCK                  STOCK
                                                              -------------        ------------         -------------
Balance at March 1, 1997                                      $    400,000         $    775,320         $     34,882
    Net loss for 1998                                                 --                   --                   --
    Dividends:
       Cash dividends on Series A preferred stock                     --                   --                   --
       Cash dividends on Series B preferred stock                     --                   --                   --
       136,957 shares of common stock issued
           to holders of Series B preferred stock                     --                   --                  1,370
    Issuance of warrants for purchase of common
       stock of subsidiary                                            --                   --                   --
                                                              ------------         ------------         ------------
Balance at February 28, 1998                                       400,000              775,320               36,252
    Net loss for 1999                                           (5,533,982)          (5,533,982)
    Dividends:
       Cash dividends on Series A preferred stock                     --                   --                   --
       Cash dividends on Series B preferred stock                     --                   --                   --
       92,349 shares of common stock issued to holders
          of Series B preferred stock                                 --                   --                    924
       Accrued dividends on Series B preferred stock                  --                   --                   --
                                                              ------------         ------------         ------------
Balance at February 28, 1999                                       400,000              775,320               37,176
    Net loss for 2000                                                 --                   --                   --
    Dividends:
       Cash dividends on Series A preferred stock                     --                   --                   --
       Accrued dividends on Series B preferred stock                  --                   --                   --
    Issuance of 4,200,000 shares of common stock                      --                   --                 42,000
                                                              ------------         ------------         ------------
Balance at February 29, 2000                                  $    400,000         $    775,320         $     79,176
                                                              ============         ============         ============


                                                                ADDITIONAL
                                                                 PAID IN           ACCUMULATED
                                                                 CAPITAL             DEFICIT                 TOTAL
                                                              ------------        ------------         -------------
Balance at March 1, 1997                                      $ 10,818,545        $(10,830,585)        $  1,198,162
Net loss for 1998                                                     --            (2,617,911)          (2,617,911)
Dividends:
Cash dividends on Series A preferred stock                            --               (36,000)             (36,000)
       Cash dividends on Series B preferred stock                     --                   (22)                 (22)
       136,957 shares of common stock issued
           to holders of Series B preferred stock                  107,300            (109,170)                (500)
    Issuance of warrants for purchase of common
       stock of subsidiary                                          25,000                --                 25,000
                                                              ------------        ------------         ------------
Balance at February 28, 1998                                    10,950,845         (13,593,688)          (1,431,271)
    Net loss for 1999
    Dividends:
       Cash dividends on Series A preferred stock                     --               (36,000)             (36,000)
       Cash dividends on Series B preferred stock                     --                    (7)                  (7)
       92,349 shares of common stock issued to holders
          of Series B preferred stock                               48,021             (48,945)                --
       Accrued dividends on Series B preferred stock                  --               (38,766)             (38,766)
                                                              ------------        ------------         ------------
Balance at February 28, 1999                                    10,998,866         (19,251,388)          (7,040,026)
    Net loss for 2000                                                 --            (1,059,205)          (1,059,205)
    Dividends:
       Cash dividends on Series A preferred stock                     --               (36,000)             (36,000)
       Accrued dividends on Series B preferred stock                  --               (77,532)             (77,532)
    Issuance of 4,200,000 shares of common stock                   214,000                --                256,000
                                                              ------------        ------------         ------------
Balance at February 29, 2000                                  $ 11,212,866        $(20,424,125)        $ (7,956,763)
                                                              ============        ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                 MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED
                                                            ----------------------------------------------------
                                                            FEBRUARY 29         FEBRUARY 28          FEBRUARY 28
                                                              2 0 0 0             1 9 9 9              1 9 9 8
                                                            ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(1,059,205)        $(5,533,982)        $(2,617,911)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             560,343             974,160             856,332
      Loss (gain) on disposal of
        property and equipment                                   11,413            (501,327)               --
      Write-down of inventory                                   949,000             830,000                --
      Restructuring charges                                        --             2,702,764                --
      Minority interest                                            --                  --               (96,600)
      Write-down of noncurrent assets                              --                  --               169,463
      Changes in operating assets and
       liabilities which provided (used) cash:
        Accounts receivable                                     (97,129)          3,176,784             (17,124)
        Inventories                                           3,044,728           2,817,683             154,577
        Other current assets                                    136,147             (31,730)            (13,122)
        Accounts payable and
          accrued liabilities                                (1,057,691)         (1,935,031)            786,517
                                                            -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES          2,487,606           2,499,321            (777,868)
                                                            -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                            (230,897)           (486,591)           (331,277)
Proceeds from disposals of property and equipment                31,767           2,119,811                --
Changes in other assets                                         (56,176)             24,543             (17,221)
                                                            -----------         -----------         -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (255,306)          1,657,763            (348,498)
                                                            -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net line of credit borrowings (repayments)                   (4,613,602)         (1,341,846)          2,015,219
Payments on borrowed debt                                    (2,260,785)         (1,975,054)         (1,123,349)
Dividends paid on preferred stock                               (36,000)            (36,007)            (36,022)
Proceeds from borrowed debt                                   3,600,000                --               250,000
Net proceeds from issuance of common stock                      256,000                --                  --
Net proceeds from exchange of warrants                             --                  --                25,000
                                                            -----------         -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (3,054,387)         (3,352,907)          1,130,848
                                                            -----------         -----------         -----------
(Decrease) increase in cash and cash equivalents               (822,087)            804,177               4,482
Cash and cash equivalents, beginning of year                    825,437              21,260              16,778
                                                            -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $     3,350         $   825,437         $    21,260
                                                            ===========         ===========         ===========
Supplemental cash flows information:
    Cash paid for interest                                  $ 1,415,672         $ 1,718,983         $ 1,915,035
                                                            ===========         ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Operations

         Meridian National Corporation and its subsidiaries (the "Company") are engaged principally in the trading and processing of steel products for the automotive, truck and appliance industries. Secondarily, the Company also recycles or disposes paint wastes for generators of such wastes in the automotive industries. All customers are located primarily in the Midwest Region of the United States.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Meridian National Corporation and all subsidiaries in which it has in excess of a 50% ownership interest. All material intercompany transactions and balances have been eliminated.

         Restructuring of the Paint Waste Business

         During the year ended February 28, 1999, the Company recorded restructuring charges of $2,702,764 to write down certain assets, principally impaired equipment, and accrue certain liabilities related to the Polymeric Recovery System ("PRS") of the paint waste business unit. As of February 29, 2000 and February 28, 1999, the accompanying consolidated financial statements include in accounts payable and accrued liabilities $400,000 for removal of PRS products in connection with these restructuring charges. The Company had intended to use this system to produce a product using recycled paint waste, which would be marketed as a lower cost replacement for traditional, virgin materials used in formulated products in the sealant, coating, and adhesive industries. The Company had been unable to market this product in a commercially viable manner. The Company continues to recycle paint waste using the DryPure system, which generates an inert dry powder, used as a filler in the formulation of certain building and construction products.

         Concentration Risks

         Substantially all of the Company's accounts receivable as of February 29, 2000 and February 28, 1999 are due from businesses which operate in the automotive, truck and appliance industries. The Company extends credit based on an evaluation of credit reports, payment practices and, in most cases, financial condition. Generally, collateral or letters of credit are not required. Allowances for credit losses are provided for in the consolidated financial statements and such losses consistently have been within management's expectations.

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Use of Estimates

         The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, allowances for doubtful accounts receivable and slow-moving inventory. Actual results may differ from these estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of demand deposits in banks, cash on hand, and certificates of deposit with original maturities when purchased of less than three months.

         Restricted Investments

         Restricted investments consist of money market funds held in escrow for the repayment of a mortgage note payable to trustee bank. These investments are carried at fair value.

         Inventory Valuation

         Inventories, consisting primarily of coiled steel, are carried at the lower of cost, using the specific identification method, or market. During the years ended 2000 and 1999, the Company recorded charges of $949,000 and $830,000, respectively, to cost of sales for inventory write downs to their estimated net realizable values.

         Revenue Recognition

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

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Capitalized Interest

         Interest costs of approximately $36,000 in 1998 were capitalized as a cost of the expansion of the Company's paint waste recycling facility.

         Fair Value of Financial Instruments

         The fair value of the Company's financial instruments, including notes payable and long-term debt owed to nonaffiliates, and certain other assets and liabilities, approximates their carrying costs due to either short maturity of these instruments, or because interest rates of the Company's debt approximate rates currently available for borrowings with similar terms.

         Loss Per Common Share

         Loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted per share amounts reflect the potential dilution of all common stock equivalents. At February 29, 2000 and February 28, 1999 and 1998 options to purchase 435,250, 427,750 and 497,750 shares, respectively, were excluded from the computation of loss per share because the options' exercise prices were greater than the average market price of the common shares. Common shares issued for dividends on preferred stock are included in weighted average shares outstanding beginning on the date issued. The effects of options and warrants are excluded from loss per share calculations when the effect would be anti-dilutive. The weighted average number of common and common equivalent shares used to compute loss per share for each year is:

                                        2 0 0 0        1 9 9 9     1 9 9 8
                                      ----------     ----------   ----------
                 Basic and diluted     5,794,601      3,678,082    3,532,195

         Cash dividends on preferred stock and the value of common shares issued in lieu of dividends on Series B preferred stock (totaling $113,532 in 2000, $123,718 in 1999 and $145,192 in 1998) are deducted in arriving at loss applicable to common stock.

         Common Stock Options

         All common stock options have been granted at prices not less than the market price on the date granted. Accordingly, the Company recognizes no compensation expense related to these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SALE OF COMMON STOCK

         On September 1, 1999, a private investor group (the "Buyers") purchased
         4.2 million previously unissued shares of the Company's common stock pursuant to a Stock Purchase Agreement dated June 25, 1999 (the "Agreement") for $256,000 in cash, net of issuance costs of $38,000. The purchase of the common stock represented approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which holds 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the holdings of MNP, constitutes 57% of the Company's issued and outstanding common stock.


3.       DEBT (INCLUDING RELATED PARTY)

         Short-term Debt

         Short-term notes payable at February 29, 2000 consist of $2,100,000 in notes payable to MNP (see long-term debt below) and various notes payable to vendors due within one year at interest rates ranging from 7% to 8%.

         Long-term Debt

         On September 3, 1999, the Company entered into an Amended and Restated Loan Agreement (the "Loan Agreement") with the National Bank of Canada (the "Bank"). The Loan Agreement provides for a $10 million revolving line of credit with interest at .75% above prime (effective rate of 9.75% at February 29, 2000) and a term loan of $1.65 million with interest at 1% above prime (effective rate of 10% at February 29, 2000). Provided there are no covenant defaults or other events of default under the Loan Agreement, the interest rate on the revolving loan and the term loan will be reduced by .25% as of August 31, 2000. The revolving loan expires in March 2002. Prior to the Loan Agreement, the revolving line of credit was classified as a current liability in the Company's balance sheet. As a result of the revised terms under the Loan Agreement, the revolving line of credit is shown as long-term at February 29, 2000.

         The revolving line of credit allows borrowings under a lending formula based upon eligible accounts receivable and inventories less outstanding letters of credit. The Loan Agreement provides for a facility fee equal to .25% of the excess of $10 million over average daily borrowings under the revolving line of credit and is secured by substantially all of the Company's personal property not otherwise pledged. The Loan Agreement prohibits the payment of cash dividends on the Company's common stock and allows payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the Loan Agreement and payment of such dividend would not result in any defaults. The Loan Agreement prohibits capital expenditures in excess of $250,000 during any fiscal year and

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         requires maintaining an interest coverage ratio of at least 1.0 to 1.0, and maintaining a fixed charge coverage ratio of at least 1.0 to 1.0 (1.2 to 1.0 for the quarter ended May 31, 2000 and thereafter).

         Since July 1999, MNP has loaned the Company a total of $3.6 million. The loans bear interest at 1% over prime (effective rate of 10% at February 29, 2000) and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of loans from MNP have been classified as long-term debt in the accompanying balance sheet.

         Weighted average interest rates, on the revolving Bank line of credit, during the year were 8.84% in 2000, 9.00% in 1999, and 9.48% in 1998.

         Long-term debt consists of the following obligations at February 29, 2000 and February 28, 1999:

                                                                        2 0 0 0           1 9 9 9
                                                                     ------------      ------------
               Revolving Bank line of credit                         $ 7,198,025        $      --

               Term notes payable to Bank, due in
               monthly installments of $35,000,
               commencing April 2000 until final
               maturity in March 2004                                  1,650,000          1,783,000

                Note payable to MNP                                    1,500,000               --

               8.5% mortgage note payable to trustee
               bank, due in monthly installments of
               approximately $73,000, including
               interest until final maturity in
               November 2000                                             603,750          1,363,750

               Note payable to an officer and
               stockholder, due in monthly installments
               of $14,000, including interest at 9.25%
               with balance due in July 2000. The note
               is guaranteed by the Company and a
               security interest in certain machinery
               and equipment                                             501,465            607,811

               Convertible note payable to an officer
               and stockholder, interest payable
               quarterly at 9%. The note is subordinate
               to bank borrowings and is convertible
               into shares of common stock at a
               conversion price of $15.60 per share                      275,232            275,232

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        2 0 0 0           1 9 9 9
                                                                     ------------      ------------
               Unsecured promissory note, which was due
               August 1998, and currently in default,
               plus interest at a rate of 10% per
               annum                                                 $   250,000        $   250,000

               Note payable, collateralized by certain
               machinery and equipment, due in monthly
               installments of $17,675 including
               interest at 11.7% through December 2000                   167,625            348,444

               Obligations under long-term capital
               leases (Note 4)                                           123,901            151,624

               Other                                                        --               42,701
                                                                     -----------        -----------

               Total long-term debt                                   12,269,998          4,822,562

               Less amounts due within one year                        1,962,188          3,652,857
                                                                     -----------        -----------

               Long-term debt due after one year                     $10,307,810        $ 1,169,705
                                                                     ===========        ===========

         Interest expense incurred on related party debt was $258,000, $30,000 and $25,000 in 2000, 1999 and 1998, respectively.

         Effective July 1, 1992, Environmental Purification Industries Company ("EPI") became a wholly-owned subsidiary of the Company when, pursuant to an agreement, Haden Purification, Inc. ("Haden Purification") terminated and abandoned its 50% partnership interest in EPI. Under the agreement, Haden Purification assumed liability for one-half of the remaining principal, interest and fee payments due under the Company's 8.5% mortgage note payable and was assigned 50% of the amount held in trust to meet future debt service requirements. Haden Purification continues to make principal, interest and fee payments directly to the trustee bank. As such, these payments are excluded from the statement of cash flows. Interest expense in the accompanying consolidated statements of operations excludes interest and fee payments made by Haden Purification amounting to $60,500 in 2000, $91,600 in 1999, and $120,100 in 1998.

         Scheduled maturities of long-term debt in each of the five fiscal years subsequent to February 29, 2000, including the principal portion of minimum payments under long-term lease obligations, are approximately as follows:

                2001                      $ 1,962,188
                2002                        9,448,373
                2003                          434,437
                2004                          420,000
                2005                            5,000
                                          -----------
               Total                      $12,269,998
                                          ===========

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The amount for 2001 includes principal payments to be made by Haden Purification in the amount of $301,875.


4.       LEASE COMMITMENTS

         Capitalized Leases

         The Company leases certain property and equipment under long-term agreements classified as capital leases. The property and equipment can be purchased at the expiration of the leases for nominal amounts.

         The cost and accumulated amortization of property leased under capital leases are as follows as of February 29, 2000 and February 28, 1999:

                                                      2 0 0 0         1 9 9 9
                                                    -----------      ----------
               Machinery and equipment                $328,521        $328,521
               Less accumulated amortization           209,252         153,875
                                                      --------        --------
                                                      $119,269        $174,646


         Future minimum payments and their present value under these leases at February 29, 2000 are approximately as follows:

               2001                                                   $ 61,000
               2002                                                     58,000
               2003                                                     12,000
                                                                      --------
               Total minimum lease payments                            131,000
               Less amount representing interest at imputed rates
                 ranging from 5% to 12.83%                               7,000
                                                                      --------
               Present value of net minimum lease payments
                 included in long-term debt                           $124,000
                                                                      ========
         Operating Leases

         The Company leases certain property and equipment under agreements classified as operating leases. Total rent expense charged to operations for 2000, 1999, and 1998 approximated $466,000, $588,000, and $620,000, respectively, which included $242,000, $253,000, and $249,000, respectively, to related parties. Minimum future rental commitments under noncancelable operating leases at February 29, 2000, including aggregate payments of $888,000 to an affiliate of an officer and certain stockholders, are $460,000 in 2001, $339,000 in 2002, $173,000 in the years 2003 through 2005.

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company subleases certain property leased under operating leases. Minimum future rentals scheduled to be received are $223,000 in 2001 and $149,000 in 2002.


5.       COMMITMENTS AND CONTINGENCIES

         Litigation and Regulatory Matters

         The Company is involved in routine litigation incidental to its business, management believes that the resolution of these matters will not materially affect the financial statements.


6.       CAPITAL STOCK

         The Series B preferred stock has a mandatory dividend payable semiannually at an annual rate of $.375 per share, if paid in cash, or, at the Company's option, $.4875 per share if paid in shares of common stock based on the average market value of the common stock for the 20 days prior to the record date. At February 29, 2000, preferred stock dividends of $116,298 have been accrued but not paid. Holders of the Series B preferred stock are entitled to one-tenth vote for each share held and, subject to certain conditions, vote together with the holders of common stock as a single class. Each share of the Series B preferred stock is convertible, at the option of the holder into .25 shares of common stock, subject to adjustment under certain circumstances. The Series B preferred stock may be redeemed by the Company, in whole or in part, at a redemption price of $4.875 per share if the average of the closing prices of the common stock has been at least $22.50 per share during twenty consecutive trading days.

         Holders of the Series A preferred stock are entitled to receive quarterly, cumulative dividends of $2.25 per share. The Series A preferred stock does not have voting rights and is redeemable at the Company's discretion for $100 plus accrued and unpaid dividends.

         Common shares reserved for future issuance at February 29, 2000 aggregated 801,551 and related to the following instruments:

               Common stock options                     732,220
               Convertible debt                          17,643
               Convertible preferred stock               51,688

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       COMMON STOCK OPTIONS

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

         SFAS No. 123 requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively; a risk-free interest rate of 6.5%; a dividend yield of 0%; expected volatility of the Company's common stock .929, .929, and .484; and a weighted-average expected life of the options of 7 years.

         The weighted-average fair value of options granted in 2000, 1999, and 1998 was $0.13, $0.43, and $0.49, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. Amortization attributable to grants awarded in 2000, 1999, and 1998 impact the pro forma results. The Company's reported and pro forma information follows:

                                         2 0 0 0                1 9 9 9               1 9 9 8
                                      --------------        -------------         --------------
               Net loss:
                  Reported            $  (1,059,205)        $  (5,533,982)        $  (2,617,911)
                  Pro forma              (1,073,605)           (5,551,390)           (2,670,322)
               Loss per share:
                  Reported                    (0.20)                (1.54)                (0.78)
                  Pro forma                   (0.20)                (1.55)                (0.80)

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Summary information on stock options is as follows for the year ended
         February:

                                                      2 0 0 0                      1 9 9 9                      1 9 9 8
                                              ----------------------       ------------------------     ------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                               Shares        Price          Shares          Price         Shares          Price
                                              --------      --------       --------      ----------      --------       --------
               Outstanding,
                 beginning of year             427,750        $1.41         497,750         $1.48         503,300         $1.48
               Granted                           7,500          .16           7,500           .52           7,500           .78
               Terminated                         --           --           (77,500)         1.74         (13,050)         1.34
                                              --------        -----        --------         -----        --------         -----
               Outstanding,
                 end of year                   435,250        $1.39         427,750         $1.41         497,750         $1.48
                                              ========        =====        ========         =====        ========         =====

               Options exercisable,
                  end of year                  322,050        $1.49         248,300         $1.57         213,050         $1.74
                                              ========        =====        ========         =====        ========         =====

               Weighted average fair
               value of options
               granted during the year                        $0.13                         $0.43                         $0.49
                                                              =====                         =====                         =====

         The weighted average remaining contractual life of options outstanding at February 29, 2000 is 5.7 years. Exercise prices for outstanding options at February 29, 2000 range from $0.16 to $4.00 per share.


8.       INCOME TAXES

         The Company has net operating loss, alternative minimum tax credit and business credit carryforwards for federal income tax purposes of approximately $10,139,000, $9,000 and $18,000, respectively, available for the reduction of future federal taxable income and income taxes. Net operating loss carryforwards begin expiring in fiscal 2005.

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The effective income tax rate, excluding extraordinary gains and discontinued operations for 2000, 1999, and 1998 differs from the statutory U.S. federal income tax rate due to the following:

                                                     2 0 0 0       1 9 9 9       1 9 9 8
                                                     -------       -------       -------
               Tax (benefit) based on statutory
                  U.S. federal income tax rate        (34.0)%       (34.0)%       (34.0)%
               Change in valuation allowance           41.0          38.6          27.2
               Meals and entertainment                 10.1           1.0           3.7
               State and local tax effects             (7.5)         (6.6)         (4.5)
               Writedown of goodwill                     --            --           6.3
               Other                                   (9.6)          1.0           1.3
                                                       ----          ----          ----
               Effective rate                            --%           --%           --%
                                                       ====          ====          ====


         Deferred income taxes are measured based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of February 29, 2000 and February 28, 1999:

                                                               2 0 0 0               1 9 9 9
                                                              -----------         -----------
               Deferred tax assets:
                  Net operating loss carryforwards            $ 4,056,000         $ 4,530,000
                  Inventory                                       384,000             545,000
                  Property and equipment                          534,000             690,000
                  Other                                           438,000             300,000
                                                              -----------         -----------
               Total deferred tax assets                        5,412,000           6,065,000
               Valuation allowance                             (5,060,000)         (5,494,000)
                                                              -----------         -----------
               Net deferred tax assets                            352,000             571,000
                                                              -----------         -----------
               Deferred tax liabilities:
                  Property and equipment                         (347,000)           (566,000)
                  Other                                            (5,000)             (5,000)
                                                              -----------         -----------
               Total deferred tax liabilities                    (352,000)           (571,000)
                                                              -----------         -----------
               Net deferred tax assets and liabilities        $      --           $      --
                                                              ===========         ===========


         Change in the valuation allowance equals the change in net deferred taxes.

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INDUSTRY SEGMENT INFORMATION

         The Company has two operating segments which conduct business in separate industries. The steel distribution and processing segment handles flat-rolled steel products for the automotive, truck and appliance industries. The waste management segment recycles paint wastes for companies in the automotive industry.

         Net sales by segment include sales to unaffiliated customers and intersegment sales at prices which the Company believes approximate market. Intersegment sales represent services provided by the waste management segment for the steel distribution and processing segment. Corporate charges incurred on behalf of the segments are allocated based on the percentage of time devoted to segment business by corporate personnel. Operating profit (loss) by segment excludes unallocated general corporate expenses and net interest expense. Corporate assets consist primarily of cash and other short-term assets.

         Net sales of the steel distribution and processing segment include $7,366,000, $5,878,000, and $10,101,000 in 2000, 1999, and 1998,
         respectively, for slitting of coil steel for a steel stamping customer. The accounts receivable balances from this customer at February 29, 2000 and February 28, 1999 were approximately $1,631,000 and $1,079,000, respectively.

         The following summarizes the Company's operations and identifiable assets by segment:

                                                          2 0 0 0             1 9 9 9               1 9 9 8
                                                       ------------         ------------         ------------
               Net sales:
                 Steel distribution and
                   processing                          $ 39,220,800         $ 45,418,511         $ 66,965,409
                 Waste management                         3,342,054            3,872,492            3,718,580
                                                       ------------         ------------         ------------
               Total net sales                         $ 42,562,854         $ 49,291,003         $ 70,683,989
                                                       ============         ============         ============

               Operating profit (loss):
                 Steel distribution and
                    processing                         $    852,601         $     12,326         $  1,085,575
                 Waste management               (a)         (72,504)          (3,174,435)          (1,066,514)
                                                       ------------         ------------         ------------
               Total operating profit (loss)    (a)         780,097           (3,162,109)              19,061
                 General corporate expenses                (441,955)            (651,154)            (850,507)
                 Interest expense - net                  (1,397,347)          (1,720,719)          (1,786,465)
                                                       ------------         ------------         ------------
               Net loss                         (a)    $ (1,059,205)        $ (5,533,982)        $ (2,617,911
                                                       ============         ============         ============

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     2 0 0 0              1 9 9 9
                                                   ------------        ------------
               Identifiable assets:
                 Steel distribution and
                    Processing                     $ 14,189,935        $ 18,063,893
                 Waste management                     1,917,297           2,833,790
                 Corporate and discontinued
                    operations                          464,111           1,227,567
                  Eliminations                             --                (2,624)
                                                   ------------        ------------
               Total assets                        $ 16,571,343        $ 22,122,626
                                                   ============        ============


              (a) Includes restructuring charges of $2,702,764 in fiscal 1999 and costs of an abandoned registration of $462,000 in 1998.

                                                     2 0 0 0         1 9 9 9         1 9 9 8
                                                    ----------      ----------      ----------
               Depreciation and amortization:
                 Steel distribution and
                    processing                       $239,073        $423,936        $436,313
                 Waste management                     290,995         522,675         389,724
                 Corporate assets                      30,275          27,549          30,292
                                                     --------        --------        --------
               Total depreciation and
                  amortization                       $560,343        $974,160        $856,329
                                                     ========        ========        ========

               Capital expenditures:
                 Steel distribution and
                    processing                       $184,260        $258,260         355,294
                 Waste management                      45,629         228,331         315,732
                 Corporate assets and
                    discontinued operations             1,008            --             3,505
                                                     --------        --------        --------
               Total capital expenditures            $230,897        $486,591         674,531
                                                     ========        ========        ========

                          MERIDIAN NATIONAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      COSTS OF ABANDONED REGISTRATION

         During 1998, the Company incurred expenses in conjunction with a proposed initial public offering of approximately 50% of a subsidiary which includes the Company's paint waste recycling operation. Due to weakness in the public market and to other matters, the planned offering was ultimately abandoned. The Company charged to operations in the fourth quarter of fiscal 1998 approximately $462,000 of legal, accounting and other costs related to the unsuccessful offering.


11.      RELATED PARTY TRANSACTIONS

         Note Receivable

         Included in accounts receivable is a note receivable from an officer and stockholder of the Company. The note had a balance of $115,000 and $110,000, including accrued interest at 6%, of $23,000 and $17,000 at February 29, 2000 and February 28, 1999, respectively. Interest earned on the note was $5,600 in each of 2000, 1999 and 1998.

         Sale of Property and Equipment

         In August 1998, the Company sold property and equipment to MNP for $1,500,000 in cash, which resulted in a gain of approximately $960,000. The proceeds were used to pay off existing debt on the building and also to make payments against the Company's bank borrowings.

         Inventory Financing

         During fiscal 1999, the Company entered into an agreement whereby it was advanced $680,000 from MNP to purchase steel. In return, the Company paid MNP interest on unpaid advances at a rate of 7.75% plus 50% of the gross profit resulting from the related sale of steel products totaling $161,000.



                                    * * * * *

                 MERIDIAN NATIONAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS     UNCOLLECTIBLE
                                        BALANCE AT      CHARGED TO      ACCOUNTS
                                       BEGINNING OF     COSTS AND      CHARGED TO       BALANCE AT
      DESCRIPTION                          YEAR          EXPENSES     THE ALLOWANCE    END OF YEAR
---------------------------------------------------------------------------------------------------
 YEAR ENDED FEBRUARY 29, 2000

        Allowance for doubtful
        trade accounts receivable        $448,000        $216,939        $187,339        $477,600


 YEAR ENDED FEBRUARY 28, 1999

        Allowance for doubtful
        trade accounts receivable        $149,492        $368,816        $ 70,308        $448,000


 YEAR ENDED FEBRUARY 28, 1998

        Allowance for doubtful
        trade accounts receivable        $152,500        $ 99,074        $102,082        $149,492


                         MERIDIAN NATIONAL CORPORATION
                                   FORM 10-K

                               INDEX TO EXHIBITS




     10.01(a) Amended and Restated Loan and Security Agreement, dated September 3, 1999, among the Company, certain of its subsidiaries and National Bank of Canada.

     10.01(b) Subordination Agreement dated September 3, 1999, among the Company, certain of its subsidiaries, MNP Corporation and National Bank of Canada.

     10.15(a) Stock Purchase Agreement, Dated as of June 25, 1999, among The Company, the Buyers as listed in the document and MNP Corporation.

     10.15(b) Loan Agreement, dated as of June 30, 1999, among the Company, certain of its subsidiaries and MNP Corporation.

     21        List of Subsidiaries of Registrant

     23        Consent of Independent Auditors

     27        Financial Data Schedule