Form 10-Q
period 2000-05-31
MERIDIAN NATIONAL CORP
filed 2000-07-14
CIK 717192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____


As of June 30, 2000, 7,917,552 shares of Meridian National Corporation common stock were outstanding.

                          MERIDIAN NATIONAL CORPORATION

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

         The accompanying condensed consolidated financial statements of Meridian National Corporation are unaudited but, in the opinion of management, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated. The results of operations for the three months ended May 31, 2000 may not be indicative of the results of operations for the year ending February 28, 2001. Since the accompanying condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended February 29, 2000.

                          MERIDIAN NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                ASSETS                                                       MAY 31,                 February 29,
                                ------                                                        2000                       2000
                                                                                       ------------------          ---------------

Current assets:
  Cash                                                                             $               6,441       $            3,350
  Accounts receivable                                                                          8,742,581                8,032,915
  Inventories                                                                                  5,260,826                4,287,544
  Other current assets                                                                           791,782                  919,647
                                                                                       ------------------          ---------------

Total current assets                                                                          14,801,630               13,243,456

Property and equipment, at cost                                                                7,133,891                7,112,199
  Less accumulated depreciation and amortization                                               3,955,243                3,849,994
                                                                                       ------------------          ---------------

                                                                                               3,178,648                3,262,205



Other assets                                                                                      60,295                   65,682
                                                                                       ------------------          ---------------

Total assets                                                                       $          18,040,573       $       16,571,343
                                                                                       ==================          ===============



              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------
Current liabilities:
  Short-term notes payable:
       Affiliate                                                                   $           2,400,000       $        2,100,000
       Other                                                                                     895,826                1,642,084
  Accounts payable and accrued liabilities                                                     9,855,030                8,516,024
  Current portion of long-term debt:
       Affiliate                                                                                 470,888                  501,465
       Other                                                                                   1,245,882                1,460,723
                                                                                       ------------------          ---------------

Total current liabilities                                                                     14,867,626               14,220,296
                                                                                       ------------------          ---------------

Long-term debt due after one year:
       Affiliate                                                                               1,775,232                1,775,232
       Other                                                                                   9,503,272                8,532,578
                                                                                       ------------------          ---------------

                                                                                              11,278,504               10,307,810
                                                                                       ------------------          ---------------

Total liabilities                                                                             26,146,130               24,528,106
                                                                                       ------------------          ---------------




Stockholders'  deficit:
  Preferred stock, $.001 par value, authorized 5,000,000 shares:
    $100 Series A, 5,000 shares authorized,
      4,000 shares issued and outstanding                                                        400,000                  400,000

    $3.75 Series B, 1,375,000 shares authorized,
      206,752 shares issued and outstanding                                                      775,320                  775,320

  Common stock, $.01 par value, authorized 20,000,000 shares,
   7,917,552 shares outstanding                                                                   79,176                   79,176

  Additional paid in capital                                                                  11,212,866               11,212,866

  Accumulated Deficit                                                                        (20,572,919)             (20,424,125)
                                                                                       ------------------          ---------------

  Total stockholders' deficit                                                                 (8,105,557)              (7,956,763)
                                                                                       ------------------          ---------------

  Total liabilities and stockholders' deficit                                      $          18,040,573       $       16,571,343
                                                                                       ==================          ===============


                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             MAY 31,
                                                                              --------------------------------------
                                                                                   2000                   1999
                                                                              ---------------        ---------------

Net sales                                                                 $       12,002,964     $       10,863,631
Costs of sales                                                                    10,478,622              9,186,452
                                                                              ---------------        ---------------
Gross margin                                                                       1,524,342              1,677,179

Other costs and expenses (income):
  Selling, general and administrative                                              1,270,001              1,294,517
  Interest                                                                           395,110                370,362
  Miscellaneous - net                                                                   (975)                  (975)
                                                                              ---------------        ---------------

Total other costs and expenses                                                     1,664,136              1,663,904
                                                                              ---------------        ---------------

Net income (loss)                                                         $         (139,794)    $           13,275
                                                                              ===============        ===============


Loss applicable to common stock                                           $         (168,177)    $          (15,108)
                                                                              ===============        ===============



Loss per common share -
   basic and diluted:                                                     $            (0.02)    $             0.00
                                                                              ===============        ===============


      Weighted average common
         shares outstanding                                                        7,917,552              3,717,552
                                                                              ===============        ===============


                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                      MAY 31,
                                                                                      --------------------------------------

                                                                                              2000               1999
                                                                                      -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                    $       (139,794)  $         13,275
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                            110,987            155,140
       Changes in operating assets and liabilities:
          Accounts receivable                                                                  (709,666)           553,126
          Inventories                                                                          (973,282)         1,632,360
          Other current assets                                                                   27,240            (35,590)
          Accounts payable and accrued liabilities                                            1,339,006           (933,738)
                                                                                         ---------------    ---------------

             Net cash provided by (used in) operating activities                               (345,509)         1,384,573

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                                                           (21,692)           (97,129)
  Changes in other assets                                                                          (351)           (13,639)
                                                                                         ---------------    ---------------

             Net cash (used in) investing activities                                            (22,043)          (110,768)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net line of credit borrowings (repayments)                                                  1,087,074         (1,807,058)
  Payments on borrowed debt                                                                  (1,007,431)          (260,617)
  Proceeds from borrowed debt                                                                   300,000                 --
  Dividends paid on preferred stock                                                              (9,000)            (9,000)
                                                                                         ---------------    ---------------

            Net cash provided by (used in) financing activities                                 370,643         (2,076,675)
                                                                                         ---------------    ---------------

Increase (decrease) in cash and cash equivalents                                                  3,091           (802,870)

Cash and cash equivalents at beginning of period                                                  3,350            825,437
                                                                                         ---------------    ---------------

Cash at end of period                                                                  $          6,441   $         22,567
                                                                                         ===============    ===============



                             See accompanying notes.

                          MERIDIAN NATIONAL CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)



1.  RELATED PARTY TRANSACTIONS

         The Company leases property and equipment from affiliates of certain officers and directors of the Company. Lease payments to these affiliates during each of the three months ended May 31, 2000 and 1999 approximated $64,000. The Company's management believes the terms of the leases are at least as favorable as those that could have been obtained from unrelated parties.

         A steel service center, affiliated with certain officers and directors of the Company, provides steel processing services to the Company. Operations of the steel service center began in February 2000. Services provided by the steel service center amounted to $49,500 for the quarter ended May 31, 2000. These services are priced and paid for as arms-length transactions according to industry standard terms.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------       ---------------------------------------
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------


                              RESULTS OF OPERATIONS
                              ---------------------

                        FIRST QUARTER ENDED MAY 31, 2000
                                   COMPARED TO
                        FIRST QUARTER ENDED MAY 31, 1999

STEEL DISTRIBUTION AND PROCESSING SEGMENT The steel distribution and processing operations reported net sales of $11.2 million for the first quarter, an increase of $1.2 million or 12% compared to the first quarter of the prior year. An increase in the availability of steel products from suppliers due to the Company's improved credit position led to an increase in the distribution volume of unprocessed steel products. The Company has experienced improved credit relationships with suppliers due to an equity investment in the Company, the loan arrangement with MNP Corporation, and the renegotiated financing arrangement with its senior lender, as discussed in the Liquidity and Capital Resources section which follows. The increase in distribution volume was offset slightly by the closing of the Indiana sales office in the latter part of fiscal 2000.

         Operating income for this segment amounted to $390,000 for the first quarter, a decrease of $208,000 from the prior year quarter. Gross margin (net sales less cost of sales) as a percentage of net sales was 11.6% in the first quarter compared to 14.7% in the first quarter of the prior year. The decrease in margins reflects the effects of higher steel prices in the marketplace during the latter part of fiscal 2000 and into the first quarter of the current fiscal year as a result of decreased steel imports and strong demand for steel products. The Company's gross margins are subject to fluctuations as a result of changes in the cost of steel purchases. While the Company is generally able to pass on the increases in steel costs to its customers, the timing of such increases may lag behind, resulting in lower margins in times of rising prices. Additionally, the increase in sales of unprocessed steel products, which generally carry a lower gross margin than value-added product sales, contributed to the lower overall gross margin percentage.

WASTE MANAGEMENT SEGMENT This segment reflects the results of the operations of the Company's paint waste recycling business. Net sales for this segment decreased to $797,000 in the first quarter from $887,000 in the first quarter of the prior year due to the shutdown of the Company's developmental Polymeric Recovery System in July 1999. The system generated revenues of $100,000 in the first quarter of the prior year. For the past several years, this segment's operations have operated at or near processing capacity.

         This segment reported operating income of $57,000 for the first quarter, an improvement of $85,000 from an operating loss of $28,000 experienced in the first quarter of the prior year. The improvement is due primarily to decreased labor, repairs, and lower depreciation expense for this segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES The $25,000 decrease in selling, general and administrative expenses in the first quarter is primarily attributable to lower personnel and administration costs of the paint waste recycling operation when compared to the same quarter of fiscal 1999.

INTEREST EXPENSE Interest expense increased $25,000 or 7% in the first quarter compared to the prior year. While average outstanding borrowings fell due to a decrease in steel purchases, lower inventory levels, and decreased working capital requirements, higher interest rates on the Company's variable-rate debt led to an overall increase in interest expense when compared to the first quarter of the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $66,000 working capital deficiency at May 31, 2000. The improvement from a working capital deficiency at February 29, 2000 of $977,000 is due primarily to increased receivables from higher sales compared to the previous quarter, and borrowings on the revolving line of credit, which is classified as long term. Certain components of working capital, including accounts receivable, inventories, accounts payable and notes payable, historically may fluctuate significantly based upon trends in overall market conditions, sales volume and steel purchasing strategies of the Company's steel operations.

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

         The Company's primary source of liquidity is the $10 million revolving credit line with the Bank. Borrowing availability under the revolving credit line is determined using a formula based upon eligible accounts receivable and inventories. As of May 31, 2000, the outstanding balance of the revolving credit line amounted to $8,285,000 and unused availability amounted to $614,000. The Loan Agreement prohibits the payment of cash dividends on the Company's common stock and allows the payment of cash dividends on the Company's preferred stock issues only if the Company is not in default of any provisions in the Loan Agreement and payment of such dividend would not result in any defaults. The Loan Agreement prohibits capital expenditures in excess of $250,000 during any fiscal year and requires maintaining an interest coverage ratio of at least 1.0 to 1.0, and maintaining a fixed charge coverage ratio of at least 1.2 to 1.0. The Company violated the covenants requiring the maintenance of the interest coverage ratio and the fixed charge coverage ratio as a result of the net loss incurred in the quarter ending May 31, 2000. The Company has requested that the Bank waive the violation of these covenants, and management expects such waiver will be granted.

         On September 1, 1999, a private investor group (the "Buyers") purchased
4.2 million previously unissued shares of the Company's common stock for $256,000 in cash, net of issuance costs of $38,000. The purchase of the common stock represents approximately 53% of the issued and outstanding shares of the Company's common stock. The Buyers are affiliated with MNP Corporation ("MNP"), a privately held company which holds approximately 280,000 shares of the Company's common stock and whose majority owner is a director of the Company. The percentage ownership of the Buyers, together with the holdings of MNP, constitutes 57% of the Company's outstanding and issued common stock.

         Since July 1999, MNP has made loans to the Company, with a total of $3.9 million outstanding as of May 31, 2000. The loans bear interest at prime plus 1% and are secured by substantially all assets of the Company, however, all such security interests and liens are junior and subordinate to the secured positions of the Bank and other secured lenders. The loans are due on demand, however, MNP, as part of a subordination agreement with the Company and the Bank, has agreed that while the Company has any outstanding obligations to the Bank, MNP will not cause the amount of loans to the Company to be less than $1.5 million. Accordingly, $1.5 million of loans from MNP have been classified as long-term debt in the accompanying balance sheet at May 31, 2000.

         Until midway through fiscal 2000, the Company had not been able to make timely payments to many of its trade and other creditors. As a result of the sale of the stock to the Buyers and the financing arrangements made with the Bank and MNP, the Company was able to negotiate deferred payment terms and expanded credit lines with most of its major suppliers. Management believes the arrangements established with its major suppliers will allow for adequate supplies of steel product at competitive prices to meet its customers' requirements and allow the Company to increase its steel distribution and processing sales volume during fiscal 2001.

         In addition to the sale of stock, modifications to its debt obligations and discontinuance of the Polymeric Recovery System during fiscal 2000, the Company is continuing to focus on its core steel processing and distribution business and is placing additional emphasis on purchasing and inventory management to improve operating results and enhance cash generated from operations.

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


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         This Form 10-Q, other SEC filings, and other pronouncements made from time to time by the Company may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. The Company is subject to risks inherent in the industries in which the Company operates and to which the Company sells products. These industries, and therefore the Company, are subject to changes in the economy in general, including the effects of fluctuating steel prices and rising interest rates. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Accordingly, actual results may differ materially from those anticipated by such statements. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained herein will in fact transpire or prove to be accurate and such information and statements should not be relied upon. The Company undertakes no responsibility to update any forward-looking statement that may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

         The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) that the Company is exposed to is interest rate risks. The adverse effect of potential changes in this market risk is discussed below. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 for a description of the Company's accounting policies and other information related to these financial instruments.

VARIABLE-RATE DEBT. As of May 31, 2000, the Company had approximately $13.8 million outstanding under various debt instruments whose interest rates vary in accordance with the Bank's prime rate. The amount outstanding under these credit facilities will fluctuate throughout the year based upon working capital requirements. Based upon the $13.8 million outstanding under these obligations at May 31, 2000, a hypothetical 1.0% change in the interest rate from the rates in effect at May 31, 2000 would cause a change in interest expense of approximately $136,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is flexibility and lower overall cost as compared with fixed-rate borrowings.

FIXED-RATE DEBT. As of May 31, 2000, the Company had approximately $1.5 million of long-term fixed-rate debt outstanding. The estimated fair value of this debt approximates the carrying value and the market risk from a hypothetical 1.0% change in interest rates is not considered material due to the relatively short maturities on the this fixed-rate debt.

                          MERIDIAN NATIONAL CORPORATION
                                     PART II

                                OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

                  The Company is in arrears in the payment of dividends on its $3.75 Series B Preferred Stock, $.001 par value. The arrearage consists of semiannual dividends payable on February 1, 1999, August 1, 1999, and February 1, 2000, aggregating $116,298 if paid in cash, and has been accrued in the accompanying balance sheet.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)      Exhibits

            27.      Financial Data Schedule

         (b)      Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERIDIAN NATIONAL CORPORATION
                                                (Registrant)





Date:  July 13, 2000                 By /s/ William D. Feniger
                                        ---------------------------------------
                                         William D. Feniger
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer


Date:  July 13, 2000                 By /s/ James L. Rosino
                                        ---------------------------------------
                                         James L. Rosino
                                         Vice President - Finance and
                                         Chief Financial Officer